Form 10QSB
period 2007-11-30
Artistry Publications Inc
filed 2008-01-22
CIK 1415592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-146942
______________

ARTISTRY PUBLICATIONS, INC.
 (Exact name of small business issuer as specified in its charter)
______________

DELAWARE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6046 FM 2920, #113 Spring, Texas	77379
(Address of principal executive offices)	(Zip Code)

(215) 269-1596
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 18, 2008:  12,200,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information
Artistry Publications, Inc.
(A development stage company)

Contents

Page
Financial Statements

Balance Sheets as of November 30, 2007 (Unaudited) and August 31, 2007 (Audited)	F-2

Statements of Operations for the three months ended November 30, 2007 and for the period from July 10, 2007 (inception) through November 30, 2007 (Unaudited)	F-3

Statements of Cash Flow for the three months ended November 30, 2007 and for the period from July 10, 2007(inception) through November 30, 2007 (Unaudited)	F-4

Notes to Unaudited Financial	F-5

Artistry Publications, Inc.
(A development stage company)
Balance Sheets
November 30, 2007 and August 31, 2007

	November 30, 2007 (Unaudited)	August 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$66,051	$77,295

TOTAL ASSETS	$66,051	$77,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$15,000	$-

TOTAL LIABILITIES	15,000	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid-in capital	88,467	85,967
Accumulated deficit during the development stage	(49,616)	(20,872)
Total Stockholders' Equity	51,051	77,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,051	$77,295

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Operations
For the three months ended November 30, 2007 and for the period from July 10, 2007 (inception) through November 30, 2007
(Unaudited)

	Three Months Ended November 30, 2007	Inception through November 30, 2007

OPERATING EXPENSE:
Legal and professional fees	$21,917	$37,917
Officer’s Salary	2,500	6,667
General and administrative	4,327	5,032
Total operating expense	28,744	49,616

LOSS FROM OPERATIONS	(28,744)	(49,616)

PROVISON FOR INCOME TAXES	-	-

NET LOSS	$(28,744)	$(49,616)

LOSS PER SHARE – Basic and fully diluted	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,200,000

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Cash Flow
For the three months ended November 30, 2007 and for the period from July 10, 2007 (inception) through November 30, 2007
(Unaudited)

	Three Months Ended November 30, 2007	Inception through November 30, 2007

Cash flow from operating activities:
Net loss	$(28,744)	$(49,616)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,500	6,667
Change in operating assets and liabilities:
Accounts Payable	15,000	15,000
Net cash used by operating activities	(11,244)	(27,949)

Cash flow from financing activities:
Proceeds issuance of common stock	-	94,000
Net cash provided by financing activities	-	94,000

Net change in cash	(11,244)	66,051

Cash at beginning of period	77,295	-

Cash at end of period	$66,051	$66,051

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Notes to Unaudited Financial Statements
November 30, 2007

Note 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business:Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry. Artistry Publications’ fiscal year ends August 31, 2007.  Activities during the development stage include developing the business plan and raising capital.

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audited financial statements for the most recent fiscal year, found in Artistry Publications’ Form SB-2/A filed on December 5, 2007, have been omitted.

Use of Estimates:The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents:  For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Loss Per Share:  Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2007, there were no common share equivalents outstanding.

Income Taxes:  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Note 2 – COMMON STOCK

(A) Common Stock Issued for Cash

In July 2007, Artistry Publications sold 10,000,000 shares of common stock at $.005 to its founder, Helen S. Schwartz for $50,000 cash.

In July and August, 2007, Artistry Publications, Inc. sold 2,200,000 shares of common stock to individuals at $.02 per share for $44,000 cash.

(B) In-kind Contribution of Services

During the period from July 10, 2007 (Inception) to November 30, 2007 the Company’s president contributed services and payment of office expenses with a fair value of $6,667.

Note 3 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2007 the Company’s president contributed services with a fair value of $2,500.

Item 2.       Management’s Discussion and Analysis or Plan of Operation

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.   Activities during the development stage include developing the business plan and raising capital.

We are presently in our first stage of development. This phase is estimated to be completed in the next twelve months. During this time, we are establishing our corporate existence as a publicly held corporation, raising founder capital, and initial planning for publishing of our planned photo journals.
This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The development budget for the design, photographing, and printing of our initial photo journal for the first twelve (12) months of operation is estimated to be $60,000, which is being provided by our founding principal and shareholders. A breakdown of the estimated development costs for our initial photo journal, and 12 months of operation are as follows, printing costs $10,000, Marketing and Distribution $5,000, and $5,000 Travel and Photography expenses.

$15,000 FOR LEGAL
$10,000 FOR AUDIT
$10,000 FOR PRINTING 15 BOOKS
$5,000 FOR TRAVEL AND PROMOTION
$2,500-PHOTOGRAPHY
$17,500-WORKING CAPITAL

Limited Operating History

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

The Company did not have any operating income from inception through November 30, 2007. For the quarter ended November 30, 2007, the registrant recognized a net loss of $28,744 and for the period from inception through November 30, 2007, the registrant recognized a net less of $49,616. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

As of November 30, 2007 we had $66,051 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months.   As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports of Form 8-K.

     (a)        Reports on Form 8-K and Form 8K-A

                  None

     (b)        Exhibits

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Helen Schwartz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Helen Schwartz to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference filed with Form SB-2 on October 26, 2007 (SEC file no. 333-14692)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Artistry Publications, Inc.

By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated:	January 18, 2008