Form 10QSB
period 2008-02-29
Artistry Publications Inc
filed 2008-04-15
CIK 1415592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

(215) 269-1596
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2008:  12,200,000 shares of common stock.

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
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information

Artistry Publications, Inc.
(A development stage company)

Contents

Page
Financial Statements

Balance Sheets as of February 29, 2008 (Unaudited) and August 31, 2007 (Audited)	F-2

Statements of Operations for the three months and six months ended February 29,2008 and for the period from July 10, 2007 (inception) through February 29,2008 (Unaudited)	F-3

Statements of Cash Flow for the six months ended February 29,2008 and for the period from July 10, 2007(inception) through February 29,2008 (Unaudited)	F-4

Notes to Unaudited Financial	F-5

Artistry Publications, Inc.
(A development stage company)
Balance Sheets
February 29, 2008 and August 31, 2007

	February 29, 2008 (Unaudited)	August 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash	$41,034	$77,295

TOTAL ASSETS	$41.034	$77,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$-	$-

TOTAL LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,200,000 and 12,200,000 shares issued and outstanding, respectively	12,200	12,200
Additional paid-in capital	90,967	85,967
Accumulated deficit during the development stage	(62,133)	(20,872)
Total Stockholders' Equity	41,034	77,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,034	$77,295

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Operations
For the three months and six months ended February 29, 2008
and for the period from July 10, 2007 (inception) through February 29,2008
(Unaudited)

	Three Months Ended February 29, 2008	Six Months Ended February 29, 2008	Inception through February 29, 2008
REVENUE:
Sales	$100	$100	$100

OPERATING EXPENSE:
Legal and professional fees	5,305	27,222	43,222
Officer’s salary	2,500	5,000	9,167
General and administrative	4,812	9,139	9,844
Total operating expense	12,617	41,361	62,233

LOSS FROM OPERATIONS	(12,517)	(41,261)	(62,133)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(12,517)	$(41,261)	$(62,133)

LOSS PER SHARE – Basic and fully diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,200,000	12,200,000

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Cash Flow
For the three months and six months ended February 29, 2008
and for the period from July 10, 2007 (inception) through February 29, 2008
(Unaudited)

	Six Months Ended February 29, 2008	Inception through February 29, 2008

Cash flow from operating activities:
Net loss	$(41,261)	$(62,133)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,000	9,167
Change in operating assets and liabilities:
Net cash used by operating activities	(36,261)	(52,966)

Cash flow from financing activities:
Proceeds issuance of common stock	-	94,000
Net cash provided by financing activities	-	94,000

Net change in cash	(36,261)	41,034

Cash at beginning of period	77,295	-

Cash at end of period	$41,034	$41,034

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Notes to Unaudited Financial Statements
February 29, 2008

Note 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business: Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry. Artistry Publications’ fiscal year ends August 31, 2008.  Activities during the development stage include developing the business plan and raising capital.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents:  For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Loss Per Share:  Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of February 29, 2008, there were no common share equivalents outstanding.

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

Revenue Recognition: Revenue from the sale of pictures is recognized when the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

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

(B) In-kind Contribution of Services

During the period from July 10, 2007 (Inception) to February 29, 2008, the Company’s president contributed services and payment of office expenses with a fair value of $9,167.

Note 3 – RELATED PARTY TRANSACTIONS

During the six months ended February 29, 2008, the Company’s president contributed services with a fair value of $5,000

Item 2.       Management’s Discussion and Analysis or Plan of Operation

This section of the Quarterly Filing includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.   Activities during the development stage include developing the business plan and raising capital.

We are presently in our first stage of development. This phase is estimated to be completed in the next six months. During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and initialed work on publishing of our planned photo journal books about the Vicksburg civil war battle. To date we have competed the  photography, we have selected a printer and secured a commitment to print 1,500 books. We have proofed and edited the book and we plan to submit the book for printing by the end of April.  the head Park Ranger for Vicksburg has agreed to write the forward andthe chief historian emeritus for the National Park Service has agreed to write a promotional blurb for the front cover. The printer will bill us 30 days after completing of the printing. We estimate the printing cost to be $9,500.

This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The development budget for the design, photographing, and printing of our initial photo journal for the next twelve (12) months of operation is estimated to be $37,000, which was provided by our founding principal and shareholders.  A breakdown of the estimated development costs for our initial photo journal, and 12 months of operation are as follows:

$12,000 for audit and professional fees
$10,000 for printing 1,500 books
$5,000 for travel and promotion
$10,000 for working capital

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

We anticipate having sufficient capital to complete the printing and initial marketing and distribution of our initial photo journal of the Vicksburg civil war battle. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations to print and market additional photo journals.. Equity financing will result in a dilution to existing shareholders.

Results of Operations

The Company had minimal operating income from inception through February 29, 2008. For the quarter ended February 29, 2008, the registrant recognized a net loss of $12,517 and for the period from inception through February 29, 2008, the registrant recognized a net loss of $62,133. Expenses for the quarter were comprised of costs mainly associated with legal and professional fees, officer’s salary and general and administrative expenses.

Capital Resources and Liquidity

As of February 29, 2008, we had $41,034 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently have enough cash to satisfy our minimum cash requirements for the next twelve months.   However, as reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 29, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Artistry Publications, Inc.

By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Dated:	April 15, 2008