Form 10-Q
period 2008-05-31
Artistry Publications Inc
filed 2008-07-18
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ARTISTRY PUBLICATIONS, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-146942	20-8285559
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6046 FM 2920, #113
Spring, Texas 77379
 (Address of Principal Executive Offices)
 _______________

 (215) 269-1596
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  May 31, 2008:  12,200,000 shares outstanding.
.

ARTISTRY PUBLICATIONS, INC.
(A development stage company)

FORM 10-Q

May 31, 2008

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets as at May 31, 2008 (unaudited) and August 31, 2007

Statements of Operations (unaudited) for the three months and nine months ended May 31,2008 and for the period from July 10, 2007 (inception) through May 31,2008 (Unaudited)

Statements of Cash Flow for the nine months ended May 31,2008 and for the period from July 10, 2007 (inception) through May 31,2008 (Unaudited)

Notes to Unaudited Financial Statements

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.	Controls and Procedures.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures.

2

Item 1. Financial Information

Artistry Publications, Inc.
(A development stage company)

Contents

Page
Financial Statements

Balance Sheets as of May 31, 2008 (Unaudited) and August 31, 2007	F-2

Statements of Operations for the three months and nine months ended May 31,2008 and for the period from July 10, 2007 (inception) through May 31,2008 (Unaudited)	F-3

Statements of Cash Flow for the three months and the nine months ended May 31,2008 and for the period from July 10, 2007(inception) through May 31,2008 (Unaudited)	F-4

Statements of Changes in Stockholder’s Equity for the period from July 10, 2007(inception) through May 31,2008 (Unaudited)	F-5

Notes to Unaudited Financial Statements	F-6

Artistry Publications, Inc.
(A development stage company)
Balance Sheets
May 31, 2008 and August 31, 2007

	May 31, 2008 (Unaudited)	August 31, 2007
ASSETS
CURRENT ASSETS
Cash	$25,389	$77,295
Inventory	11,570	-
Accounts Receivable	1,229
TOTAL ASSETS	$38,188	$77,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,647	$-
Accounts Payable – Related Party	1,340

TOTAL LIABILITIES	2,987	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,200,000 and 12,200,000 shares issued and outstanding, respectively	12,200	12,200
Additional paid-in capital	93,467	85,967
Deficit accumulated during the development stage	(70,466)	(20,872)
Total stockholders' equity	35,201	77,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,188	$77,295

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Operations
For the three months and nine months ended May 31, 2008
and for the period from July 10, 2007 (inception) through May 31, 2008
(Unaudited)

	Three Months Ended May 31, 2008	Nine Months Ended May 31, 2008	Inception through May 31, 2008
REVENUE:
Sales	$1,555	$1,655	$1,655
Cost of goods sold	724	724	724
Gross profit	831	931	931

OPERATING EXPENSE:
Legal and professional fees	2,597	29,818	45,819
Officer’s salary	2,500	7,500	11,667
General and administrative	4,067	13,207	13,911
Total operating expense	9,164	50,525	71,397

LOSS FROM OPERATIONS	(8,333)	(49,594)	(70,466)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,333)	$(49,594)	$(70,466)

LOSS PER SHARE – Basic and fully diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,200,000	12,200,000

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Statements of Cash Flow
For the three months and nine months ended May 31, 2008
and for the period from July 10, 2007 (inception) through May 31, 2008
(Unaudited)

	Three Months	Nine Months	Inception through
	Ended	Ended	May 30
	May 31, 2008	May 31, 2008	2008

Cash flow from operating activities:
Net loss	(8,333)	$(49,594)	$(70,466)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,500	7,500	11,667
Change in operating assets and liabilities:
(Increase) decrease in Inventory	(11,570)	(11,570)	(11,571)
(Increase) decrease in accounts receivable	(1,229)	(1,229)	(1,229)
Accounts payable	1,647	1,647	1,647
Accounts payable-related party	1,340	1,340	1,340
Net cash used by operating activities	(15,645)	(51,906)	(68,611)

Cash flow from financing activities:
Proceeds issuance of common stock		-	94,000
Net cash provided by financing activities	-	-	94,000

Net change in cash	(15,645)	(51,906)	25,389

Cash at beginning of period	41,034	77,295	-

Cash at end of period	25,389	$25,389	$25,389

Supplemental cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc. (A development stage company) Statements of Changes in Stockholder’s Equity For the period from July 10, 2007 (inception) through May 31, 2008 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total
Balance, July 10, 2007	-	-	-	-	-	-	-
Issuance of common stock for cash:
July 18, 2007			10,000,000	10,000	40,000		50,000
July, 23, 2007			950,000	950	18,050		19,000
August 3, 2007			700,000	700	13,300		14,000
August 15,2007			400,000	400	7,600		8,000
August 20,2007			150,000	150	2,850		3,000
In-kind contribution					4,167		4,167
Net loss						(20,872)	(20,872)
Balance, August 31, 2007			12,200,000	12,200	85,967	(20,872)	77,295
In-kind contribution					2,500		2,500
Net loss						(12,517)	(12,517)
Balance, Februaty 29,2008			12,200,000	12,200	90,967	(62,133)	41,034
In-kind contribution					2,500		2,500
Net loss						(8,333)	(8,333)
Balance, May 31, 2008			12,200,000	12,200	93,467	(70,466)	35,201

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
(A development stage company)
Notes to Unaudited Financial Statements
May 31, 2008

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

Loss Per Share:  Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of May 31, 2008, there were no common share equivalents outstanding.

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

Revenue Recognition: Revenue from the sale of pictures is recognized when the sale is completed and delivered, persuasive evidence of an arrangement exists, and collectability is reasonably assured. The Company does not have any merchandise on consignment.

Shipping and Handling Costs: Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  Costs of shipping and handling are included in the cost of goods sold.

Account Receivable: The Company is required to estimate the collectability of its accounts receivable. Management has deemed all accounts receivable to be collectable and thus no reserve for doubtful accounts is considered necessary by management based on a review of historic losses and the age of existing receivables from specific customers.

Inventories: The Company's inventories consist of $11,570 of finished goods. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Recent Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements ”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

 In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Note 2 – COMMON STOCK

(A) Common Stock Issued for Cash

In July 2007, Artistry Publications sold 10,000,000 shares of common stock at $.005 to its founder, Helen S. Schwartz for $50,000 cash.

In July and August, 2007, Artistry Publications, Inc. sold 2,200,000 shares of common stock to individuals at $.02 per share for $44,000 cash.

(B) In-kind Contribution of Services

During the period from July 10, 2007 (Inception) to May 31, 2008, the Company’s president contributed services and payment of office expenses with a fair value of $11,667.

Note 3 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2008 the Company’s president contributed services with a fair value of $7,500.

Note 4 – SALES AND SHIPPING REVENUES

During the nine months ended May 31, 2008, the Company recorded sales of $1,655 which includes $106 as shipping revenues.

Note 5- INVENTORIES

As of May 31, 2008, the Company has inventory on hand with cost of $11,570.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.   Activities during the development stage include developing the business plan and raising capital from our founder and shareholders to publish a photo journal.

We are presently completing our first stage of development. . During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal book about the Vicksburg civil war battle. Our plan is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, various Civil War historical organizations.  To date we have sold approximately 100 books and have preliminary orders for 100 more.

This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The  budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $25,000, which was provided by our founding principal and shareholders.  A breakdown of the estimated development costs for our initial photo journal, and 12 months of operation are as follows:

$8,000 for audit and professional fees
$7,000 for travel and promotion
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

Results of Operations

The Company had minimal operating income from inception through May 31, 2008. For the quarter ended May 31, 2008, the registrant recognized a net loss of $8,333 and for the period from inception through May 31, 2008, the registrant recognized a net loss of $70,466. Expenses for the quarter were comprised of costs mainly associated with legal and professional fees, officer’s salary and general and administrative expenses.

Capital Resources and Liquidity

As of May 31, 2008, we had $25,389 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

We currently have enough cash to satisfy our minimum cash requirements for the next twelve months.   However, as reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of May 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISTRY PUBLICATIONS, INC.

Date: July 18, 2008	By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors