Form 10-K
period 2008-08-31
Artistry Publications Inc
filed 2008-12-01
CIK 1415592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
                               (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-146942

ARTISTRY PUBLICATIONS, INC.
(Name of small business issuer in its charter)

Delaware	20-8285559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6046 FM 2920, #113 Spring, Texas	77379
(Address of principal executive offices)	(Zip Code)

215-269-1596
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No ☒

Revenues for year ended August 31, 2008: $5,350

Number of shares of the registrant’s common stock outstanding as of  December 1, 2008 was 12,200,000.

Transitional Small Business Disclosure Format:  Yes   ☒     No  ☐

PART I

Item 1. Business.

Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to enter the photography industry specializing in Historic Landscape photography with an emphasis on American History.  The intention is to depict history that honors the contribution of those before by producing excellent affordable artwork in practical items to entertain, educate, and incite healing and growth on an individual and global level. Helen Schwartz, our founding principal and sole officer and director, is a gifted professional photographer.   Her educational background includes a degree from the Antonelli School of Photography.  Helen now produces work that is sold in many Eastern National Book Stores in National Parks, Museums, Historic Sites and retail stores throughout the Country.

We are a photography printing company, and we anticipate that our development period is planned to be executed in three stages. We are currently in our initial stage where we plan to raise capital to finance our ongoing operations.

We are in the second stage of our development in which we have published a photo journal of Vicksburg National Memorial Park.   In our final development stage, we plan to concentrate our resources on creating photo journal books for many parks such as Valley Forge, Brandywine, the Southern Civil War Trail and several others.  Helen has been asked to publish handbooks for several specific parks.

Background

We were incorporated in the state of Delaware on July 10, 2007 for the purpose of entering the photography industry and establishing a large scale photography publishing business focused on American History. Our development period is planned to be executed in three stages. We have completed our initial capital raise which we believe is sufficient to finance both Stage I and Stage II of our business plan.

Following a successful completion of Stage I which includes the publication of a photo journal of Vicksburg National Memorial Park we intend to enter Stage II to market our products including the photo journal.  The estimated printing cost for this first project is $8.00 per book and will retail for $29.95.  This will be hard bound, sewn with pull on cover, and printed in the United States.  The photo journal will be accompanied with text written by writer, Katherine A. Sloan.  Following the successful completion of Stage II, and contingent on raising the required capital, in Stage III, we plan to concentrate our resources on creating additional photo journal books like Vicksburg for additional military parks and National Parks.

Helen Schwartz, our founding principal and sole officer and director, has an operational background in producing photo journals of National Parks.  Her first book; a recently published photographic journal overview of the Gettysburg NMP Battlefield has descriptive text by Katharine Sloan called, “Tell Them All About It, Won’t You?” is selling at the Book Store at the Visitor Center in Gettysburg. The book is also selling at the PA State Museum in Harrisburg, many locations of Borders Books, Mercer Museum in Doylestown, Gettysburg Frame Shop and Gallery in Gettysburg, PA, many other Museums and retail locations across the Country, and it is carried by several Bucks County, PA Libraries.

Strategy

Our plan is to develop a successful photo journal publishing company by depicting history that honors the contributions of those before by producing excellent affordable artwork in practical items to entertain, educate, and incite healing and growth on an individual and global level.  We plan to schedule many book signings where Ms. Schwartz, her writer/co-author of her book and her business associate appear to meet and give a personal touch to the work. She will contribute her time to market, sell and distribute the book.

The basic strategy is that this work is timely and Mr. Schwartz believes is important for our country and for our future generations. History is often best learned by visiting and walking where it happened and so we feel that this work is also bringing attention to the ongoing need to preserve our Battlefields, National Parks, Historic Sites to make available the best products and services in a one-stop-shopping venue.

Products and Services

Our target buyers will be retail locations at National Parks, Museums, and Historical sites that will lend to its credibility and marketing potential to other retail outlets and individual target groups.  The book will be published and printed in the United States of America on domestic paper also lending to its marketability. In addition, we plan to market to schools and other educational organizations who might buy in bulk.

Marketing

We plan to use primarily signings, internet, word of mouth, utilizing current customer base, regular mail, radio, television, art shows, and gallery exhibits to market our products.  Ms. Schwartz will create all ads and mailings to keep costs down.

Development Stages

We are currently in the second of a three stage development period. We have completed our initial stage where we planned to raise capital to finance our ongoing operations.   We estimate we will need $60,000 for Stage I and Stage II with $10,000 for our audit, $15,000 for legal fees, $10,000 for printing of 1,500 books, $5,000 for travel and promotion, $2,500 for photography, with the balance going towards working capital.
$15,000 FOR LEGAL
$10,000 FOR AUDIT
$10,000 FOR PRINTING 1500 BOOKS
$5,000 FOR TRAVEL AND PROMOTION
$2,500-PHOTOGRAPHY
$17,500-WORKING CAPITAL

We have already completed our capital raise. Upon successful completion of our Stage I including our plan to publish a photo journal of Vicksburg NMP we have proceeded to Stage II which includes the marketing and promotion of our photo journal and ancillary products.   Stage II includes the marketing of the first book and undertaking some additional projects such as calendars and cards.  We estimate 1,500 copies of the books to sell over 3 years.  We expect to realize between 50%-60% of retail price and therefore we believe it will take approximately the sale of 600 books to return the initial printing costs. Our books have several years of shelf life.  In Stage II we will also begin the planning stages for 2 to 3 additional publications and ancillary products.

In Stage III, our final development stage, we plan to concentrate our resources on creating photo journal books for many parks such as Valley Forge, Brandywine, the Southern Civil War Trail and several others.  Ms. Schwartz has been asked to publish handbooks for several specific Parks.  We feel our market includes all Federal Parks, the war memorial of the Revolutionary War, Civil War, WWI, WWII, and other state and federal historical sites.  We anticipate doing an additional financing for $250,000 to enable us to publish an additional 8 to 10 books and related products.

We believe that Ms. Schwartz has the technical expertise and working knowledge of the photography industry to provide us marketing, production, and customer development services, through all phases of our development.

Employees

Ms. Schwartz is currently our only employee, and we will depend on her ability to execute our plan through our initial development stage. Specifically, no salaried employees will be engaged during this period. Moreover, no salary is planned to be paid to the founding principal or any other employees until growth capital would be raised in subsequent development stages and cash flow from operations allow it.

Item 2. Description of Property.

Our property consists of space located at 6046 FM 2920, #113, Spring, Texas 77379. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.  We have prepaid a total of $500 for this space for a year commencing September 2007.

Item 3. Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “APBS” since February 4, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of December 1, 2008, we had 45 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information specifies certain forward-looking statements of management of the Company.  Forward-looking statements are statements that estimate the happening of future events are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.

To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

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

We anticipate having sufficient capital to complete the printing and initial marketing and distribution of our initial photo journal of the Vicksburg civil war battle. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations to print and market additional photo journals. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through August 31, 2008, we had $2,096 gross profit.. Expenses for the period totaled $62,497 resulting in a loss of $(60,401). Expenses of $36,491 for the period consisted entirely of professional fees, and general and administrative costs of $16,006 as well as $10,000 of in-kind contribution of salary for our sole office and director.

Capital Resources and Liquidity

As of August 31, 2008 we had $16,362 in cash. Our general and administrative expenses are expected to average less than $1,500 per month for the next 12 months. As of August 31, 2008 we received a total of $94,000 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $6,000.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of photo journal products and to cover our operating expenses.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Inventory

Inventory consists of $12,003 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2008 and 2007, we did not record a provision for obsolete or impaired inventory.

Revenue Recognition

Revenue is recognized in accordance with the criteria included in SAB 101 and 104.  Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $81,273; a net loss for the year ended August 31, 2008 of $60,401 and used cash in operation of $60,933 during the year ended August 31, 2008. This raises substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if weare unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

Item 8. Financial Statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Artistry Publications, Inc.

We have audited the accompanying balance sheets of Artistry Publications, Inc. as of August 31, 2008 and 2007 and the related statements of operations and changes in shareholders’ equity and cash flows for the year ended August 31, 2008 and the period July 10, 2007 (Inception) to August 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Artistry Publications, Inc. as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended August 31, 2008 and the period July 10, 2007 (Inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $81,273, a net loss for the year ended August 31, 2008 of $60,401, and negative cash flow from operations of $60,933. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
November 6, 2008

Artistry Publications, Inc.
Balance Sheets
August 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$16,362	$77,295
Accounts receivable, net	2,144	-
Inventories, net	12,003	-
TOTAL ASSETS	$30,509	$77,295

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,615	$-
TOTAL LIABILITIES	3,615	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,200,000 and 12,200,000 shares issued and outstanding, respectively	12,200	12,200
Additional paid-in capital	95,967	85,967
Accumulated deficit	(81,273)	(20,872)
Total stockholders' equity	26,894	77,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,509	$77,295

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
Statements of Operations

	Year ended August 31, 2008	July 10, 2007 (inception) through August 31, 2007
REVENUE
Sales	$5,350	$-
Cost of goods sold	3,254	-
Gross profit	2,096	-

OPERATING EXPENSES
Legal and professional fees	36,491	16,000
Officer’s salary	10,000	4,167
General and administrative	16,006	705
Total operating expense	62,497	20,872

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(60,401)	(20,872)
Provision for Income Taxes	-	-

NET LOSS	$(60,401)	$(20,872)

LOSS PER SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,200,000	11,470,455

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
Statements of Changes in Stockholders’ Equity
For the period from July 10, 2007(inception) through August 31, 2008

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - July 10, 2007	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash:
July 18, 2007	-	-	10,000,000	10,000	40,000	-	50,000
July, 23, 2007	-	-	950,000	950	18,050	-	19,000
August 3, 2007	-	-	700,000	700	13,300	-	14,000
August 15,2007	-	-	400,000	400	7,600	-	8,000
August 20,2007	-	-	150,000	150	2,850	-	3,000
In-kind contribution of services	-	-	-	-	4,167	-	4,167
Net loss	-	-	-	-	-	(20,872)	(20,872)
Balance - August 31, 2007	-	-	12,200,000	12,200	85,967	(20,872)	77,295
In-kind contribution of services	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(60,401)	(60,401)
Balance, August 31, 2008		$-	12,200,000	$12,200	$95,967	$(81,273)	$26,894

The accompanying notes are an integral part of these financial statements.

Artistry Publications, Inc.
Statements of Cash Flow

	Year Ended August 31, 2008	July 10, 2007 (Inception) through August 31, 2007

Cash flow from operating activities:
Net loss	$(60,401)	$(20,872)
Adjustments to reconcile net loss to net cash used in operations
In kind contribution of services	10,000	4,167
Changes in operating assets and liabilities:
Increase in inventory	(12,003)	-
Increase in accounts receivable	(2,144)	-
Increase in accounts payable	3,615	-
Net cash used by operating activities	(60,933)	(16,705)

Cash flow from financing activities:
Proceeds issuance of common stock	-	94,000
Net cash provided by financing activities	-	94,000

Net change in cash	(60,933)	77,295

Cash at beginning of period	77,295	-

Cash at end of period	$16,362	$77,295

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business: Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry. Artistry publishes and markets books and other items of historical landscape photography. The Company has produced significant revenue from its principal business and prior to April 11, 2008 was a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. As of August 31, 2008, the Company has exited the development stage.
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

Cash: Cash includes cash in banks and all highly liquid financial instruments with purchased maturities of three months or less.

Accounts receivable: The Company is required to estimate the collectability of its accounts receivable. Management has deemed all accounts receivable to be collectable and thus no reserve for doubtful accounts is considered necessary by management based on a review of historic losses and the age of existing receivables from specific customers.

Inventory:  Inventory consists of $12,003 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2008 and 2007 the Company did not record a provision for obsolete or impaired inventory.

Revenue Recognition:  Revenue is recognized in accordance with the criteria included in SAB 101 and 104.  Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Shipping and Handling Costs: Amounts billed to customers in sales transactions related to shipping and handling represent revenues earned for the goods provided and are included in sales.  During 2008 and 2007 the Company included $202 and $0, respectively of shipping revenue in sales.  Costs of shipping and handling are included in the cost of goods sold.

Reorganization costs:  The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation of the Company were charged to operations as incurred.  Organization costs in the amount of $16,000 were incurred during the period from July 10, 2007 (inception) through August 31, 2007.

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

Basic and diluted net loss per share: Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Segments

The Company operates in one segment and therefore segment information is not presented.

Concentrations

During 2008, the Company had three significant customers representing sales of –Customer A 45%, Customer B 19%, and Customer C 16%.  The three customers together accounted for approximately 80% of the Company’s sales.  There were four customers at August 31, 2008 whose trade receivable balance equaled or exceeded 10% of total receivables, representing approximately 42%, 31%, 14% and 12%, respectively of total accounts receivable.  The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

Advertising Costs

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling Deficiency investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2 – COMMON STOCK

(A) Common Stock Issued for Cash
In July 2007, Artistry Publications sold 10,000,000 shares of common stock at $.005 to its founder, Helen S. Schwartz for $50,000 cash.

In July and August, 2007, Artistry Publications, Inc. sold 2,200,000 shares of common stock to individuals at $.02 per share for $44,000 cash.

(B) In-kind Contribution of Services

During the period from July 10, 2007 (Inception) to August 31, 2008, the Company’s president contributed services and payment of office expenses with a fair value of $14,167 (see Note 3).

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2008 and the period from July 10, 2007 (Inception) to August 31, 2007, the Company’s president contributed services with a fair value of $10,000 and $4,167, respectively (see Note 2).

NOTE 4 - INCOME TAXES

Artistry Publications uses the asset and liability method of accounting for income taxes, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period from July 10, 2007 (inception) through August 31, 2008, Artistry Publications incurred a net loss and, therefore, has no tax liability.  At August 31, 2008, the net deferred tax asset of approximately $28,200 generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it. The cumulative net operating loss carry forward is approximately $67,000 at August 31, 2008, and will expire beginning in the year 2027.  The change in valuation allowance for the year ended August 31, 2008 was an increase of approximately $20,460.

NOTE 5- GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $81,273; a net loss for the year ended August 31, 2008 of $60,401 and used cash in operation of $60,933 during the year ended August 31, 2008. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountant is Webb & Company, P.A., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2008 because it failed to properly report sales and accounts receivable.  To correct such weaknesses, the Company has hired a consultant to ensure the financial statements are prepared in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

Since the evaluation date we have hired a third party consultant to address the deficiencies and material weaknesses or other factors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and her age as of December 1, 2008 is as follows:

NAME	AGE	POSITION

Helen S. Schwartz	51	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

HELEN S. SCHWARTZ.   Helen Schwartz is a professional photographer specializing in Historic Landscape photography with an emphasis on American History. Her educational background includes a degree from the Antonelli School of Photography.  Although currently specializing in Historic Landscapes, Helen began her professional career photographing musical performers, children’s ballet, portraiture and various editorial functions such as weddings and Bat Mitzvah. Much of her theatre work has been published both domestically and internationally.  Helen founded her company, Artistry in Photography 5 years ago and she immediately entered her work into the prestigious Juried Cape May Art Show and won an award there against 15 other professional photographers. Since then, she has exhibited her work locally and nationally.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table
The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended August 31, 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Helen S. Schwartz President, CEO, CFO and Director	2008	$0	0	0	0	0	0	0	$0
Director	2007	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through August 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending August 31, 2008, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 1, 2008 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Helen S. Schwartz 240 Doone Road Fairless Hills, PA 19030	10,000,000	81%

Common Stock	All executive officers and directors as a group	10,000,000	81%

(1)	The percent of class is based on 12,200,000 shares of our common stock issued and outstanding as of December 1, 2008.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended August 31, 2008 and 2007 were approximately $9,690 and $ 0.00 respectively.

Audit-related Fees: $13,208 and $0 were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years  ended August 31, 2008 and 2007.

Tax Fees: There were no fees for tax services for the years ended August 31, 2008 and 2007.

All Other Fees: Aggregate fees billed for professional services other than those described above were for the fiscal years ended August 31, 2008 and 2007 were approximately $0 and $0.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a). Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #      Title

14                           Code of Ethics

31.1        Certification of Chief Executive Officer and Chief Financial Officer Pusuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer and Chief Financial Officer Pusuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTISTRY PUBLICATIONS, INC.

By:	/s/ Helen Schwartz
HELEN S. SCHWARTZ
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors December 1, 2008