Form 10-Q
period 2008-11-30
Artistry Publications Inc
filed 2009-01-20
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 20, 2009:12,200,000 shares outstanding.
.

ARTISTRY PUBLICATIONS, INC.

FORM 10-Q

November 30, 2008

Table of Contents

Item 1. Financial Information
Artistry Publications, Inc.
Condensed Balance Sheets

	November 30, 2008 (Unaudited)	August 31, 2008
ASSETS
CURRENT ASSETS
Cash	$7,783	$16,362
Accounts receivable, net	16	2,144
Inventories, net	11,672	12,003

TOTAL ASSETS	$19,471	$30,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,870	$3,615

TOTAL LIABILITIES	7,870	3,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,200,000 shares issued and outstanding	12,200	12,200
Additional paid-in capital	100,967	95,967
Accumulated deficit	(101,566)	(81,273)
Total Stockholders' Equity	11,601	26,894

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,471	$30,509

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Operations
 (Unaudited)

	For the three months Ended November 30, 2008	For the three months Ended November 30, 2007

REVENUE:
Sales	$489	$-
Cost of goods sold	331	-
Gross profit	158	-

OPERATING EXPENSE:
Legal and professional fees	10,597	21,917
Officer’s salary	5,000	2,500
General and administrative	4,854	4,327
Total operating expense	20,451	28,744

LOSS FROM OPERATIONS	(20,293)	(28,744)

PROVISON FOR INCOME TAXES	-	-

NET LOSS	$(20,293)	$(28,744)

LOSS PER SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	12,200,000	12,200,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Cash Flow
 (Unaudited)

	For the three months Ended November 30, 2008	For the three months Ended November 30, 2007

Cash flow from operating activities:
Net loss	$(20,293)	$(28,744)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,000	2,500
Change in operating assets and liabilities:
Accounts receivable	2,128	-
Inventory	331	-
Accounts payable	4,255	15,000
Net cash used by operating activities	(8,579)	(11,244)

Cash flow from financing activities:
Proceeds issuance of common stock	-	-
Net cash provided by financing activities	-	-

Net change in cash	(8,579)	(11,244)

Cash at beginning of period	16,362	77,295

Cash at end of period	$7,783	$66,051

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
November 30, 2008

Note 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business:  Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audited financial statements for the most recent fiscal year ended August 31, 2008, found in Artistry Publications’ Form 10-K filed on December 1, 2008, have been omitted.

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

Inventory:  Inventory consists of $11,672 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2008 and 2007 the Company did not record a provision for obsolete or impaired inventory.

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

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective September 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective September 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption had no impact on our financial condition or results of operations as there are no items recorded at fair value in the financial statements.

Note 2 – COMMON STOCK

In-kind Contribution of Services

During the three months ended November 30, 2008 the Company’s president contributed services and payment of office expenses with a fair value of $5,000.

Note 3 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2008 the Company’s president contributed services with a fair value of $5,000.

NOTE 4- GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $101,566 at November 30, 2008; a net loss for the three months ended November 30, 2008 of $20,293 and used cash in operation of $8,579 during the three months ended November 30, 2008. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We are presently completing our first stage of our plan of operation.  During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal book about the Vicksburg civil war battle. Our plan is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, and various Civil War historical organizations.  To date we have sold approximately 390 books and have preliminary orders for 50 more.

This phase of our operations is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $25,000, which was provided by our founding principal and shareholders.  A breakdown of the estimated development costs for our initial photo journal, and 12 months of operation are as follows:

$15,000 for audit and professional fees
$10,000 for travel and promotion

Limited Operating History

In the initial 14 months of our operations, we have completed and printed the Vicksburg photo journal, and started initial sales.  To date sales have not been sufficient to pay professional fees and overhead, and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts.  We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations to print and market additional photo journals. Equity financing will result in a dilution to existing shareholders. If we are unable to secure additional financing from investors or contribution of capital from our founder, we may need to curtail our planned operations.

Results of Operations

For the three months ended November 30, 2008, we had $158 gross profit as compared to no gross profit during the three months ended November 30, 2007.  Sales of books and other products did not begin until the third quarter of the last fiscal year. Expenses for the three months ended November 30, 2008 totaled $20,451 resulting in a loss of $(20,293). For the comparable period of 2007, expenses totaled $28,744 resulting in a loss of $(28,744).  Expenses for the three months ended November 30, 2008 of $20,451 consisted of professional fees of $10,597, general and administrative costs of $4,854 as well as $5,000 of in-kind contribution of salary for our sole office and director.  Expenses for the three months ended November 30, 2007 of $28,744 consisted of professional fees of $21,917, general and administrative costs of $4,327, and in-kind contribution of services by our sole officer and director of $2,500.  Due to the fact that our operations did not commence until the third quarter of the prior fiscal year, no meaningful comparison can be made between the periods.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $101,566 at November 30, 2008; a net loss for the three months ended November 30, 2008 of $20,293 and used cash in operation of $8,579 during the three months ended November 30, 2008. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Capital Resources and Liquidity

As of November 30, 2008 we had $7,783 in cash. Our general and administrative expenses are expected to average less than $3,500 per month for the next 12 months.

In order to continue with our plan of operations we will need additional financing in the next 12 months. If we are unable to obtain debt or equity financing from investors or our founder, it is likely we will have to substantially curtail our planned sales and marketing of the Vicksburg photo journal. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $24,000.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

We are still pursuing our plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. At this stage, no definitive terms have been agreed to, and we are not currently bound to proceed with a merger if we can raise additional funds.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition: Revenue is recognized in accordance with the criteria included in SAB 101 and 104. Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Inventory:  Inventory consists of $11,672 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2008 and 2007 the Company did not record a provision for obsolete or impaired inventory.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective September 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective September 1, 2008, the Company adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption had no impact on our financial condition or results of operations as there are no items recorded at fair value in the financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4T. CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

 a)   Evaluation of Disclosure Controls. Helen Schwartz, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third first quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Schwartz concluded that our disclosure controls and procedures were effective as of November 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

ARTISTRY PUBLICATIONS, INC.

Date: January 20, 2009	By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors