Form 10-Q
period 2009-02-28
Artistry Publications Inc
filed 2009-04-20
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 17, 2009: 12,575,000 shares outstanding.

ARTISTRY PUBLICATIONS, INC.

FORM 10-Q

February 28, 2009

Table of Contents

Item 1. Financial Information

Artistry Publications, Inc.
Condensed Balance Sheets

	February 28, 2009 (Unaudited)	August 31, 2008
ASSETS
CURRENT ASSETS
Cash	$7,490	$16,362
Accounts receivable, net	276	2,144
Inventories, net	11,137	12,003

TOTAL ASSETS	$18,903	$30,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$8,980	$3,615
Sales Tax Payable	20
TOTAL LIABILITIES	9,000	3,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,575,000 and 12,200,000 shares issued and outstanding, respectively	12,575	12,200
Additional paid-in capital	113,092	95,967
Accumulated deficit	(115,764)	(81,273)
Total Stockholders' Equity	9,903	26,894

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,903	$30,509

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended February 28,		Six months ended February 28,
	2009	2008	2009	2008

REVENUE:
Sales	$784	$100	$1,273	$100
Cost of goods sold	534	-	865	-
Gross profit	250	100	408	100

OPERATING EXPENSE:
Legal and professional fees	7,978	5,305	18,575	27,222
Officer’s salary	5,000	2,500	10,000	5,000
General and administrative	1,470	4,812	6,324	9,139
Total operating expense	14,448	12,617	34,899	41,361

LOSS FROM OPERATIONS	(14,198)	(12,517)	(34,491)	(41,261)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(14,198)	(12,517)	$(34,491)	(41,261)

LOSS PER SHARE – Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,333,333	12,200,000	12,266,298	12,200,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statement of Changes in Stockholders’ Equity
For the Six Months Ended February 28, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - August 31, 2008	-	$-	12,200,000	$12,200	$95,967	$(81,273)	$26,894
Issuance of common stock for cash:	-	-	375,000	375	7,125	-	7,500
In-kind contribution of services	-	-	-	-	10,000	-	10,000
Net loss	-	-	-	-	-	(34,491)	(34,491)
Balance - February 28, 2009		$-	12,575,000	$12,575	$113,092	$(115,764)	$9,903

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Cash Flow
(Unaudited)

	For the six months ended
	February 28, 2009	February 29, 2008

Cash flow from operating activities:
Net loss	$(34,491)	$(41,261)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	10,000	5,000
Change in operating assets and liabilities:
Accounts receivable	1,868	-
Inventory	866	-
Accounts payable	5,385	-
Net cash used by operating activities	(16,372)	(36,261)

Cash flow from financing activities:
Proceeds issuance of common stock	7,500	-
Net cash provided by financing activities	7,500	-

Net change in cash	(8,872)	(36,261)

Cash at beginning of period	16,362	77,295

Cash at end of period	$7,490	$41,034

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
February 28, 2009

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

Inventory:  Inventory consists of $11,137 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

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

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

Note 2 – COMMON STOCK

Issuance of common stock

In February 2009, the Company issued 375,000 shares of common stock to an individual at $0.02 per share.  The Company received cash proceeds of $7,500.

In-kind Contribution of Services

During the six months ended February 28, 2009, the Company’s president contributed services and payment of office expenses with a fair value of $10,000.

Note 3 – RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2009, the Company’s president contributed services and payment of office expenses with a fair value of $10,000.

Note 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $115,764 at February 28, 2009; a net loss for the six months ended February 28, 2009 of $34,491 and used cash in operations of $16,372 during the six months ended February 28, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 5 – SUBSEQUENT EVENT

On March 18, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with YourOutDoors, LLC, a Texas limited liability corporation (“YOD”) and the unitholders of YOD. Pursuant to the Agreement the YOD unitholders will exchange 100% of the outstanding capital of YOD in exchange for 8,140,028 newly issued shares of the Company.

The closing of the Agreement is contingent upon three conditions; (i) YOD shall complete a bridge financing of $250,000 no later than April 15, 2009, (ii) the closing of a $1,000,000 confidential private placement memorandum within 90 days following the execution of the Agreement and (iii) the completion of YOD audited financial information.  As of April 17, 2009, the transaction has not closed and YOD is in breach of the agreement since it has failed to complete the bridge financing in a timely manner.

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

We are presently completing our first stage of our plan of operation.  During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal book about the Vicksburg civil war battle. Our plan is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, and various Civil War historical organizations.  To date we have sold approximately 96 books (during the six months ended February 28, 2009) and have preliminary orders for 45 more.

This phase of our operations is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $35,000. The company plans to raise funding principal and shareholders, but there is no assurance they will be successful.  A breakdown of the estimated development costs for our initial photo journal, and 12 months of operation are as follows:

$25,000 for audit and professional fees
$10,000 for travel and promotion

Limited Operating History

In the initial 17 months of our operations, we have completed and printed the Vicksburg photo journal, and started initial sales.  To date sales have not been sufficient to pay professional fees and overhead.  This has demonstrated that we will not be able to expand our business through an increased investment in our product line and/or marketing efforts.  We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations to print and market additional photo journals. Equity financing will result in a dilution to existing shareholders. If we are unable to secure additional financing from investors or contribution of capital from our founder, we may need to curtail our planned operations.

In the event we complete the share exchange set forth herein then the required financing from the transaction will provide the necessary operating capital for the company going forward.

Results of Operations

For the three months ended February 28, 2009, we had $249 gross profit as compared to $100 gross profit during the three months ended February 29, 2008.  Sales of books and other products did not begin until the third quarter of the last fiscal year. Expenses for the three months ended February 28, 2009 totaled $14,448 resulting in a loss of $14,198. For the comparable period of 2008, expenses totaled $12,617 resulting in a loss of $(12,517).  Expenses for the three months ended February 28, 2009 of $14,448 consisted of professional fees of $7,978, general and administrative costs of $1,470 as well as in-kind contribution of salary for our sole office and director of $5,000.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $(115,764) at February 28, 2009; a net loss for the six months ended February 28, 2009 of $(34,491) and used cash in operation of $(16,372) during the six months ended February 28, 2009. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Capital Resources and Liquidity

As of February 28, 2009 we had $7,490 in cash. Our general and administrative expenses are expected to average less than $3,500 per month for the next 12 months. We will be unable to execute our business plan if we are unable to raise additional capital. We hope to raise additional capital form existing shareholders or other investors, but there can be no assurance that we will be successful in raising the additional needed capital .

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

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $35,000. We believe we can deal with our outside professional firms on a more efficient manner in the future and therefore we expect lower ongoing professional fees. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

We are still pursuing our plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We have signed a definitive agreement which is contingent upon certain conditions which to date have not been met.

Subsequent Event

On March 18, 2009, Artistry Publications, Inc., (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with YourOutDoors, LLC, a Texas limited liability corporation (“YOD”) and the unitholders of YOD.  Pursuant to the Agreement the YOD unitholders will exchange 100% of the outstanding capital of YOD in exchange for 8,140,028 newly issued shares of the Company.

The closing of the Agreement is contingent upon three conditions; (i) YOD shall complete a bridge financing of $250,000 no later than April 15, 2009, (ii) the closing of a $1,000,000 confidential private placement memorandum within 90 days following the execution of the Agreement and (iii) the completion of YOD audited financial information.  As of April 17, 2009, the transaction has not closed and YOD is in breach of the agreement since it has failed to complete the bridge financing in a timely manner.

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

Inventory:  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008, the Company did not record a provision for obsolete or impaired inventory.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

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

 a)   Evaluation of Disclosure Controls. Helen Schwartz, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Ms. Schwartz concluded that our disclosure controls and procedures were effective as of February 28, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009, the Company issued 375,000 shares of common stock to an individual at $0.02 per share.  The shares were issued under an exemption from registration of  Section 4(2) of the Securities Act of 1933.

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

ARTISTRY PUBLICATIONS, INC.

Date: April 17, 2009	By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors