Form 10-Q
period 2009-05-31
Artistry Publications Inc
filed 2009-07-06
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2009: 12,575,000 shares outstanding.
.

ARTISTRY PUBLICATIONS, INC.

FORM 10-Q

May 31, 2009

Table of Contents

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets as at May 31, 2009 (unaudited) and August 31, 2008

Condensed Statements of Operations for the three and nine months ended May 31, 2009 and 2008 (unaudited)

Condensed Statements of Cash Flow for the nine months ended May 31, 2009 and 2008 (unaudited)

Notes to Condensed Unaudited Financial Statements

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

Signatures.

Item 1. Financial Information

Artistry Publications, Inc.
Condensed Balance Sheets
May 31, 2009 and August 31, 2008

	May 31, 2009 (Unaudited)	August 31, 2008
ASSETS
CURRENT ASSETS
Cash	$840	$16,362
Accounts receivable, net	1,057	2,144
Inventories, net	10,047	12,003

TOTAL ASSETS	$11,944	$30,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,750	$3,596
Sales tax payable	19	19
TOTAL LIABILITIES	5,769	3,615

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 12,575,000 and 12,200,000 shares issued and outstanding, respectively	12,575	12,200
Additional paid-in capital	118,092	95,967
Accumulated deficit	(124,492)	(81,273)
Total Stockholders' Equity	6,175	26,894

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,944	$30,509

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Operations
For the three and nine months ended May 31, 2009 and 2008
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2009	2008	2009	2008

REVENUE:
Sales	$1,775	$1,555	$3,048	$1,655
Cost of goods sold	1,091	724	1,956	724
Gross profit	684	831	1,092	931

OPERATING EXPENSE:
Legal and professional fees	3,332	2,597	25,335	29,818
Officer’s salary	5,000	2,500	15,000	7,500
General and administrative	1,080	4,067	3,976	13,207
Total operating expense	9,412	9,164	44,311	50,525

LOSS FROM OPERATIONS	(8,728)	(8,333)	(43,219)	(49,594)

PROVISON FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,728)	(8,333)	$(43,219)	$(49,594)

LOSS PER SHARE – Basic and fully diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	12,575,000	12,200,000	12,432,143	12,200,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Cash Flow
For the Nine months ended May 31, 2009 and for May 31, 2008
(Unaudited)

	2009	2008

Cash flow from operating activities:
Net loss	$(43,219)	$(49,594)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,000	7,500
Change in operating assets and liabilities:
Accounts receivable	1,087	(1,229)
Inventory	1,956	(11,570)
Accounts payable	2,154	1,647
Accounts payable- Related party	-	1,340
Net cash used by operating activities	(23,022)	(51,906)

Cash flow from financing activities:
Proceeds issuance of common stock	7,500	-
Net cash provided by financing activities	7,500	-

Net change in cash	(15,522)	(51,906)

Cash at beginning of period	16,362	77,295

Cash at end of period	$840	$25,389

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
May 31, 2009

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

Inventory:  Inventory consists of $10,047 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

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

Reclassifications:  Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements:

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

Note 2 – COMMON STOCK

Issuance of common stock

In February2009, the Company issued 375,000 shares of common stock to an individual at $0.02 per share.  The Company received cash proceeds of $7,500.

In-kind Contribution of Services

During the nine months ended May 31, 2009 the Company’s president contributed services and payment of office expenses with a fair value of $15,000.

Note 3 – RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2009 the Company’s president contributed services with a fair value of $15,000.

Note 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $124,492 at May 31, 2009; a net loss for the three months ended May 31, 2009 of $8,728 and used cash in operation of $23,022 during the nine months ended May 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We are presently completing our first stage of our plan of operation.  During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal books about the Vicksburg civil war battle. Our plan is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, and various Civil War historical organizations.  To date we have sold approximately 281 books (during the nine months ended May 31, 2009) and have preliminary orders for 45 more.

This phase of our operations is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $35,000, which was provided by our founding principal and shareholders.  A breakdown of the estimated costs for the next 12 months of operation are as follows:

$25,000 for audit and professional fees
$10,000 for travel and promotion

We believe that cash on hand and expected revenues will not be adequate to satisfy our cash requirements for the next 12 months.  In order to continue with our plan of operations we will need additional financing in the next 12 months.

Limited Operating History

In the initial 22 months of our operations, we have completed and printed the Vicksburg photo journal, and started initial sales.  To date sales have not been sufficient to pay professional fees and overhead.  This has demonstrated that we will not be able to expand our business through an increased investment in our product line and/or marketing efforts.  We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations to print and market additional photo journals. Equity financing will result in a dilution to existing shareholders. If we are unable to secure additional financing from investors or contribution of capital from our founder, we may need to curtail our planned operations.

Results of Operations

For the three months ended May 31, 2009, we had $684 gross profit as compared to $831 gross profit during the three months ended May 31, 2008.  Sales of books and other products did not begin until the third quarter of the last fiscal year. Expenses for the three months ended May 31, 2009 totaled $9,412 resulting in a loss of $8,728. For the comparable period of 2008, expenses totaled $9,164 resulting in a loss of $8,333.  Expenses for the three months ended May 31, 2009 of $9,412 consisted of professional fees of $3,332, general and administrative costs of $1,080 as well as in-kind contribution of salary for our sole officer and director of $5,000.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $124,492 at May 31, 2009; a net loss for the nine months ended May 31, 2009 of $43,219 and used cash in operations of $23,022 during the nine months ended May 31, 2009. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Capital Resources and Liquidity

As of May 31, 2009 we had $840 in cash. Our general and administrative expenses are expected to average less than $3,500 per month for the next 12 months.  We believe that cash on hand and expected revenues will not be adequate to satisfy our cash requirements for the next 12 months.

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

Inventory:  Inventory consists of $10,047 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

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

 a)   Evaluation of Disclosure Controls. Helen Schwartz, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Ms. Schwartz concluded that our disclosure controls and procedures were effective as of May 31, 2009.

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

ARTISTRY PUBLICATIONS, INC.

Date: July 6, 2009	By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors