Form 10-K
period 2009-08-31
Artistry Publications Inc
filed 2009-11-02
CIK 1415592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Revenues for year ended August 31, 2009: $5,350

Number of shares of the registrant’s common stock outstanding as of  October 29, 2009 was 13,075,000.

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

We are a photography printing company, and we anticipate that our development period is planned to be executed in three stages. We are currently in our second stage where we plan continue to market and sell the 1500 Vicksburg photo journal books,that were produced and printed in our first stage of development. We will need to raise additional capital to finance our ongoing operations.

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

We have successfuly completed  Stage I of our development plan,, which included raising our initial capital,  the publication of a photo journal of Vicksburg National Memorial Park, and printing 1500 copies of our photo journal.  The estimated printing cost for this first project was $8.00 per book and will retail for $29.95.  The book is hard bound, sewn with a pull on cover, and printed in the United States.  The photo journal is accompanied with text written by the writer, Katherine A. Sloan.  Following the successful completion of Stage II, and contingent on raising the required capital, in Stage III, we plan to concentrate our resources on creating additional photo journal books like Vicksburg for additional military parks and National Parks.

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

Products and Services

Our target buyers will be retail locations at National Parks, Museums, and Historical sites that will lend to its credibility and marketing potential to other retail outlets and individual target groups.  The book was published and printed in the United States of America on domestic paper also lending to its marketability. In addition, we plan to market to schools and other educational organizations who might buy in bulk.

Marketing

We plan to use primarily signings, internet, word of mouth, utilizing current customer base, regular mail, radio, television, art shows, and gallery exhibits to market our products.  Ms. Schwartz will create all ads and mailings to keep costs down.

Development Stages

We have completed our initial phase where we  raised capital to finance our ongoing operations for stage I and II.   We estimate we will need $35,000 during the next 12 months for administrative and marketing costs in Stage II with $15,000 for our audit, $10,000 for legal fees, $10,000 for travel and promotion.

$10,000 FOR LEGAL
$15,000 FOR AUDIT
$10,000 FOR TRAVEL AND PROMOTION

We completed phase 1 of our development plan, which included our initial capital raise, and  completion of our plan to publish a photo journal of Vicksburg NMP. We have been trying to proceed to Stage II which includes the marketing and promotion of our photo journal and ancillary products.   Stage II includes the marketing of the first book and undertaking some additional projects such as calendars and cards.  We estimate 1,500 copies of the books to sell over 3 years.  We expect to realize between 50%-60% of retail price and therefore we believe it will take approximately the sale of 600 books to return the initial printing costs. Our books have several years of shelf life.  In Stage II we will also begin the planning stages for 2 to 3 additional publications and ancillary products.  To date we have been unable to raise the funds necessary to pursue Stage II of our business plan.  Based upon same we have started to look at other options for our business including potential merger or acquisition candidates.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “APBS” since February 4, 2008. However, to date there has been no active trading market for our Common Stock.

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

Holders of Our Common Stock

As of August 31, 2009, we had 45 shareholders of our common stock.

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

We have completed our first stage of development. During this time, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal book about the Vicksburg civil war battle. Our plan during stage II is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, various Civil War historical organizations. To date we have sold approximately 670 books.

This phase of our development is designed to attract a modest level of business aimed at reaching a breakeven and to create customer awareness of Artistry Publications as a branded photography company. The  budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $35,000, We may need to raise additional capital during the next 12 months, we will attempt to raise the necessary capital from our founding principal and shareholders or other investors.  A breakdown of the estimated costs for our initial photo journal, and 12 months of operation are as follows:

$25,000 for audit and professional fees
$10,000 for travel and promotion

To date we have been unable to raise the funds necessary to pursue Stage III of our business plan,  Based upon same we have started to look at other options for our business including potential merger or acquisition candidates.

Limited Operating History

We have generated and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue marketing and expanding our operations to print and market additional photo journals. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the year ended August 31, 2009, we had a gross profit of $1,718 as compared to the year ended August 31, 2008 where we had a gross profit of $2,096.  Operating expenses for the year ended August 31, 2009 totaled $57,514 resulting in a loss of $55,796. For the year ended August 31, 2008 operating expenses totaled $62,497 resulting in a loss of $60,401.  These expenses consisted entirely of professional fees, and general and administrative costs.

Capital Resources and Liquidity

As of August 31, 2009 we had $9,941 in cash. Our general and administrative expenses are expected to average $3,000 per month for the next 12 months. As of August 31, 2009 we received a total of $111,500 from financing activities from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We will likely need to raise additional cash during the next twelve months based our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even if we meet our revenue projections during the next twelve months, we may require additional financing to potentially achieve our profit, revenue, and growth goals.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $137,069, a net loss for the year ended August 31, 2009 of $57,514, and negative cash flow from operations of $23,921. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventory consists of $8,955 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008, we did not record a provision for obsolete or impaired inventory.

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

Item 8. Financial Statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Artistry Publications, Inc.

We have audited the accompanying balance sheets of Artistry Publications, Inc. as of August 31, 2009 and 2008 and the related statements of operations and changes in shareholders’ equity and cash flows for the years ended August 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Artistry Publications, Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended August 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $137,069, a net loss for the year ended August 31, 2009 of $55,796, and negative cash flow from operations of $23,921. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida

October 20, 2009

Artistry Publications, Inc.
Balance Sheets

	August 31, 2009	August 31, 2008
ASSETS
CURRENT ASSETS
Cash	$9,941	$16,362
Accounts receivable, net	1,330	2,144
Inventories, net	8,955	12,003
Total current assets	20,226	30,509

TOTAL ASSETS	20,226	30,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	11,609	3,615
Sales tax payable	19	-

TOTAL LIABILITIES	11,628	3,615
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred stock $0.001 par value per share; 20,000,000 shares authorized, none issued and outstanding	-
Common stock $0.001 par value per share 100,000,000 shares authorized, 13,075,000 and 12,200,000 shares issued and outstanding respectively.	13,075	12,200
Additional paid in capital	132,592	95,967
Accumulated deficit	(137,069)	(81,273)

TOTAL STOCKHOLDERS' EQUITY	8,598	26,894

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,226	$30,509

The accompanying notes are an integral part of these audited financial statements.

Artistry Publications, Inc.
Statements of Operations

	Year Ended August 31,
	2009	2008

REVENUES AND GROSS PROFIT
Sales	$4,643	$5,350
Cost of goods sold	2,925	3,254
Gross profit	1,718	2,096

OPERATING EXPENSES
Legal and professional fees	32,480	36,491
Officer's salary	20,000	10,000
General and administrative	5,034	16,006
Total operating expenses	57,514	62,497

Loss from operations before provision for income taxes	(55,796)	(60,401)
Provision for income taxes	-	-

NET LOSS	$(55,796)	$(60,401)

Loss per share - basic and fully diluted	$(0.000)	$(0.000)
Weighted average shares outstanding - basic and fully diluted	12,485,274	12,200,000

The accompanying notes are an integral part of these audited financial statements.

Artistry Publications, Inc.
Statements of Changes in Stockholders’ Equity
For the years ended August 31, 2009 and 2008

		Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Shareholders'
		Shares	Amount	Shares	Amount	Capital	Loss	Equity

Balances, August 31, 2007		12,200,000	$12,200	-	-	$85,967	$(20,872)	$77,295

In kind contribution of services						10,000		10,000

Net loss, year ended August 31, 2008							(60,401)	(60,401)

Balance, August 31, 2008		12,200,000	12,200	-	-	95,967	(81,273)	26,894

Shares issued for cash	01/28/09	375,000	375	-	-	7,125	-	7,500
	07/15/09	500,000	500	-	-	9,500	-	10,000

In kind contribution of services						20,000		20,000

Net loss, year ended August 31, 2009							(55,796)	(55,796)

Balances, August 31, 2009		13,075,000	$13,075	$-	$-	$132,592	$(137,069)	$8,598

The accompanying notes are an integral part of these audited financial statements.

Artistry Publications, Inc.
Statements of Cash Flows

	Year Ended August 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(55,796)	$(60,401)
Adjustments to reconcile net loss to net cash used in operations:	-
In kind contribution of services	20,000	10,000
Changes in operating assets and liabilities
Inventories	3,048	(12,003)
Accounts receivable	814	(2,144)
Accounts payable	8,013	3,615

Net cash used in operating activities	(23,921)	(60,933)

Cash flows from financing activities:
Proceeds from issuance of common stock	17,500	-

Net cash provided by financing activities	17,500	-

Net change in cash	(6,421)	(60,933)

Cash at beginning of period	16,362	77,295
Cash at end of period	$9,941	$16,362

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

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

Inventory:  Inventory consists of $8,955 of finished books and postcards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

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

Reorganization costs:  The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all costs incurred with the incorporation of the Company were charged to operations as incurred.  Organization costs in the amount of $16,000 were incurred during the period from July 10, 2007 (inception) through August 31, 2008.

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

Concentrations

During 2009, the Company had one significant customer representing 90% of the Company’s sales and accounts receivable balances. During 2008, three customers represented sales of 45%, 19% and 16% respectively. There were four customers at August 31, 2008 whose trade receivable balance equaled or exceeded 10% of total receivables, representing approximately 42%, 31%, 14% and 12%, respectively of total accounts receivable.  The loss of business from one or a combination of the Company’s significant customers could adversely affect its operations.

Advertising Costs

Advertising costs are expensed as incurred.

Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NOTE 2 – COMMON STOCK AND PAID IN CAPITAL

In January and July, 2009, we sold 875,000 shares of common stock to individuals at $.02 per share for $17,500 cash.

(B) In-kind Contribution of Services

August 31, 2009 and August 31, 2008, the Company’s president contributed services and payment of office expenses with a fair value of $20,000 and $10,000 respectively (see Note 3).

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended August 31, 2009 and 2008 the Company’s president contributed services with a fair value of $20,000and 10,000, respectively (see Note 2).

NOTE 4 - INCOME TAXES

Artistry Publications uses the asset and liability method of accounting for income taxes, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the period from July 10, 2007 (inception) through August 31, 2009, Artistry Publications incurred a net loss and, therefore, has no tax liability.  At August 31, 2009, the net deferred tax asset of approximately $43,200 generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it. The cumulative net operating loss carry forward is approximately $103,000 at August 31, 2009, and will expire beginning in the year 2027.  The change in valuation allowance for the year ended August 31, 2009 was an increase of approximately $15,000.

NOTE 5- GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $137,069; a net loss for the year ended August 31, 2009 of $55,796 and used cash in operation of $23,921 during the year ended August 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6-SUBSEQUENT EVENT

In preparing these financial statement, the Company has evaluated events and transactions for potential recognition, or disclosure through October 21, 2009 the date the financial statements were issued.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2008 because it failed to   properly report sales and accounts receivable.  To correct such weaknesses, the Company has hired a consultant to ensure the financial statements are prepared in accordance with GAAP .

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and her age as of August 31, 2009 is as follows:

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

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended August 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Helen S. Schwartz President, CEO, CFO and Director	2009	$0	0	0	0	0	0	0	$0
Director	2008	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through August 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending August 31, 2009, by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Helen S. Schwartz 240 Doone Road Fairless Hills, PA 19030	10,000,000	76%

Common Stock	All executive officers and directors as a group	10,000,000	76%

(1)	The percent of class is based on 13,075,000 shares of our common stock issued and outstanding as of August 31, 2009.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None.

Item 14. Principal Accounting Fees and Services.

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended August 31, 2009 and 2008 were approximately $17,727 and $ 9,690 respectively.

Audit-related Fees: $0 and $3,208were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years  ended August 31, 2009 and 2008.

Tax Fees: There were no fees for tax services for the years ended August 31, 2009 and 2008.

All Other Fees: Aggregate fees billed for professional services other than those described above were for the fiscal years ended August 31, 2009 and 2008 were approximately $0 and $0.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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
HELEN S. SCHWARTZ
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors November 2, 2009