Form 10-Q
period 2009-11-30
Artistry Publications Inc
filed 2010-01-19
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ARTISTRY PUBLICATIONS, INC.
 (Exact name of registrant as specified in Charter)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 19, 2010: 13,075,000 shares outstanding.

ARTISTRY PUBLICATIONS, INC.

FORM 10-Q

November 30, 2009

Table of Contents

Item 1. Financial Information

Artistry Publications, Inc.
Condensed Balance Sheets
November 30, 2009 and August 31, 2009

	Nov 30, 2009 (Unaudited)	Aug 31, 2009
ASSETS
CURRENT ASSETS
Cash	$362	$9,941
Accounts receivable, net	499	1,330
Inventories, net	8,088	8,955

TOTAL ASSETS	$8,949	$20,226

LIABILITIES AND STOCKHOLDERS' EQUITY/ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$9,250	$11,609
Sales tax payable	19	19
TOTAL LIABILITIES	9,269	11,628

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY/DEFICIENCY
Preferred stock, $0.001 par value per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 13,075,000 shares issued and outstanding at Nov 30, 2009 and Aug 31, 2009.	13,075	13,075
Additional paid-in capital	138,077	132,592
Accumulated deficit	(151,472)	(137,069)
Total Stockholders’ Equity	(320)	8,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIENCY	$8,949	$20,226

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Operations
For the Three Months Ended November 30, 2009 and 2008
(Unaudited)

	Three months ended November 30,
	2009	2008

REVENUE:
Sales	$389	$489
Cost of goods sold	238	331
Gross profit	151	158

OPERATING EXPENSE:
Legal and professional fees	8,388	10,597
Officer’s salary	5,000	5,000
General and administrative	1,166	4,854
Total operating expense	14,554	20,451

LOSS FROM OPERATIONS	(14,403)	(20,293)

PROVISON FOR INCOME TAXES	-	-

NET LOSS	$(14,403)	(20,293)

LOSS PER SHARE – Basic and fully diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and fully diluted	13,075,000	12,200,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

Artistry Publications, Inc.
Condensed Statements of Cash Flow
For the Three Months Ended November 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flow from operating activities:
Net loss	$(14,403)	$(20,293)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,000	5,000
Change in operating assets and liabilities:
Accounts receivable	831	2,128
Inventory	867	331
Accounts payable	(2,359)	4,255

Net cash used by operating activities	(10,064)	(8,579)

Cash flow from financing activities:
In Kind Contribution of Cash	485	-
Net cash provided by financing activities	485	-

Net change in cash	(9,579)	(8,579)

Cash at beginning of period	9,941	16,362

Cash at end of period	$362	$7,783

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

 Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
November 30, 2009

Note 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business:  Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audited financial statements for the most recent fiscal year ended August 31, 2009, found in Artistry Publications’ Form 10-K filed on November 2, 2009, have been omitted.

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

Revenue Recognition: Revenue is recognized in accordance with the criteria established in the accounting literature regarding recognition of revenues, specifically, FASB Accounting Standards Codification Topic 605, “Revenue Recognition”. Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectibility is reasonably assured.

Inventory:  Inventory consists of $8,088 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

Income Taxes: The Company accounts for income taxes as established in the accounting literature governing income taxes under FASB Accounting Standards Codification Topic 740.  Under Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Code 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and diluted net loss per share: Basic and diluted net loss per share calculations are presented in accordance with guidance found in FASB Accounting Standards Codification Topic 260, regarding earnings per share, and are calculated on the basis of the weighted average number of common shares outstanding during the period. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Reclassifications:  Certain prior period amounts have been reclassified to conform to current-period presentation.

 Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
November 30, 2009

Concentration: For the three months ended November 30, 2009, the Company had one customer representing 100% of its sales and 78% of accounts receivable.

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 did not have a significant impact on the Company’s financial statements.

 In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

Note 2 – COMMON STOCK

In-kind Contribution of Services

During the three months ended November 30, 2009, the Company’s president contributed services and payment of office expenses with a fair value of $5,000.

In-kind Contribution of Expenses

During the three months ended November 30, 2009, a shareholder paid expenses of $485 on behalf of the company and does not expect to be repaid.

Note 3 – RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2009, the Company’s president contributed services with a fair value of $5,000.

 Artistry Publications, Inc.
Notes to Condensed Unaudited Financial Statements
November 30, 2009

Note 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $151,472 at November 30, 2009; a net loss for the three months ended November 30, 2009 of $14,403 and used cash in operation of $10,064 during the three months ended November 30, 2009. In addition, there was a working capital deficiency and stockholders’ deficiency of $320 as of November 30, 2009. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 5 – SUBSEQUENT EVENT

On November 13, 2009, the Company entered into a binding letter of intent with the China Redstone Group to acquire 100% of the issued and outstanding capital of China Redstone Group for 8,800,000 shares of the Company and the cancellation of 10,875,000 common shares of the Company held by officers.  The agreement calls for a non refundable deposit of $5,000 as compensation should the parties not enter into a Definitive Agreement.  The transaction is subject to the parties entering into a definitive agreement by no later than December 15, 2009. As of such date and the current date the parties have not entered into a definitive agreement although they are still negotiating a potential transaction.

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

Plan of Operation

Artistry Publications, Inc. was incorporated in Delaware on July 10, 2007 to operate in the photography industry.  The business of the company is the publishing and selling of photo journal books on the Civil War and other historical events.

To date, we have established our corporate existence as a publicly held corporation, raised founder capital, and completed printing 1500 of our planned photo journal books about the Vicksburg civil war battle. Our plan is to market and distribute our book directly, primarily through park book stores, book signings, in selected book stores, internet sales, and various Civil War historical organizations.  To date we have sold approximately 460 books.

Artistry Publications is a branded photography company. The budget for the marketing and distribution of our initial photo journal for the next twelve (12) months of operation is estimated to be $35,000, which was provided by our founding principal and shareholders.  A breakdown of the estimated costs for the next 12 months of operation are as follows:

$15,000 for audit and professional fees
$10,000 for travel and promotion
$10,000 working capital

We believe that cash on hand and expected revenues will not be adequate to satisfy our cash requirements for the next 12 months.  In order to continue with our plan of operations we will need additional financing in the next 12 months.

Results of Operations

For the three months ended November 30, 2009, we had $151 gross profit as compared to $158 gross profit during the three months ended November 30, 2008 which remained pretty much stagnant since the sales of books and other products did not begin until the third quarter of the last fiscal year. Expenses for the three months ended November 30, 2009 totaled $14,554 resulting in a loss of $14,403. For the comparable period of 2008, expenses totaled $20,451 resulting in a loss of $20,293.  Expenses for the three months ended November 30, 2009 of $14,554 consisted of professional fees of  $8,338, general and administrative costs of $1,166 as well as in-kind contribution of salary for our sole officer and director of $5,000.

Going Concern

As reflected in the accompanying financial statements, we have an accumulated deficit of $151,472 at November 30, 2009; a net loss for the three months ended November 30, 2009 of $14,403 and used cash in operations of $10,064 during the three months ended November 30, 2009. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Capital Resources and Liquidity

As of November 30, 2009 we had $362 in cash as compared to $9,941 as of the fiscal year ended August 31, 2009. In addition as of November 30, 2009 we had total liabilities of $9,269 as compared to $11,628 for the fiscal year ended August 31, 2009. Our general and administrative expenses are expected to average less than $3,500 per month for the next 12 months.  We believe that cash on hand and expected revenues will not be adequate to satisfy our cash requirements for the next 12 months.

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

We are still pursuing our plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. On November 13, 2009 the Company entered into a binding letter of intent with the China Redstone Group for a reverse merger transaction.  The transaction was subject to the parties entering into a definitive agreement by no later than December 15, 2009. As of such date and the current date the parties have not entered into a definitive agreement although they are still negotiating a potential transaction.

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

Revenue Recognition: Revenue is recognized in accordance with the criteria included in Codification Topic 605. Revenue from the sale of pictures and books is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Inventory:  Inventory consists of $8,088 of finished books and cards.  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  During 2009 and 2008 the Company did not record a provision for obsolete or impaired inventory.

Recent Accounting Pronouncements:

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of FASB ASC No. 860 did not have a significant impact on the Company’s financial statements.

 In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

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

 a)   Evaluation of Disclosure Controls. Helen Schwartz, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation, Ms. Schwartz concluded that our disclosure controls and procedures were effective as of November 30, 2009.

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

ARTISTRY PUBLICATIONS, INC.

Date: January 19, 2010	By:	/s/Helen Schwartz
Helen Schwartz President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors