Form 10-K
period 2010-03-31
China Redstone Group, Inc.
filed 2010-07-15
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NO. 333-146942
CHINA REDSTONE GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	20-8285559

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

239 Jianxin Road, Jiangbei District, Chongqing	PRC 400000

(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (86) 023-67755514
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 as of September 30, 2009.
There were 12,672,262 shares outstanding of registrant’s common stock, par value $0.001 per share, as of July 9, 2010. The shares of the registrant’s common stock are currently quoted on the Over-the-Counter Bulletin Board, or OTCBB.
Documents Incorporated by Reference: None.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K (“Form 10-K”) and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Registrant’s management. When used in the filings the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” or the negative of these terms and similar expressions as they relate to the Registrant or the Registrant’s management identify forward looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.
     Although the Registrant believes that the expectations reflected in the forward looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s pro forma financial statements and the related notes filed with this Form 10-K.
     In this Form 10-K, references to “we,” “our,” “us,” “China Redstone,” the “Company” or the “Registrant” refer to China Redstone Group, Inc., a Delaware corporation.
PART I
Item 1. BUSINESS
Overview
     China Redstone Group, Inc. (the “Company”), through our operating entity, Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), is a private provider of cemetery products and services in Chongqing, People’s Republic of China (“PRC” or “China”). Foguang is primarily focused on developing cemeteries and selling cemetery plots, although it also provides park and garden development and construction services. Foguang’s first cemetery development project was the Chongqing Guiyuan Cemetery I (“Guiyuan I”), located in Changshou District of Chongqing on approximately 66,660 square meters of land. The entire cemetery plot of Guiyuan I have been sold, at an average price of RMB 30,000 ($4,412) per plot. Foguang is currently developing the Chongqing Guiyuan Cemetery II (“Guiyuan II”), its second cemetery project in Changshou. Guiyuan II, in development since 2002, occupies a land area over 667,000 square meters, of which approximately 46,620 square meters have been developed to date and 620,000 square meters remain undeveloped. Approximately 565,000 square meters are identified as land to be developed as a cemetery and the remaining area will be developed as housing, parking and office space in the future.
     Both Guiyuan I and Guiyuan II are among the most highly regarded facilities in their market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and potential for development or expansion. In 2006 and 2007, Foguang was ranked amongst the top 50 private-owned enterprises in Chongqing by the Xinhuanet News Domestic, Xinhua News Agency.
     In addition, the Chongqing municipal government has committed to enable Foguang to secure the land use rights to approximately 1,194,804 square meters of land surrounding Longqiao Lake, which portions of Guiyuan II overlook. However, as of the date of this Form 10-K, Foguang has yet to officially receive such land use rights. Foguang is planning to develop this land as a park, with mausoleums and temples, to complement and enhance Guiyuan II. The purpose of the Longqiao Lake project is to make full use of Foguang’s land resources, to cultivate and produce flower seeds, and to increase the overall green effect of its park. So far, Foguang has invested nearly RMB 12 million (approximately US $1.77 million) to cultivate the land for the planting of nursery seedlings and the purchasing of nursery seedlings. A part of such seedlings will be used for the development of Guiyuan II, and the remaining seedlings will be sold either to the Changshou district government for urban landscaping or to outside parties for profit.
Reverse Acquisition
     On February 10, 2010, Artistry Publications, Inc., entered into a share exchange agreement (“Share Exchange Agreement”) under which it issued 8,800,000 shares of its common stock, par value $0.001, to the shareholders of Gold Industry Limited (“Gold Industry”), a Cayman Island company, in exchange for all the issued and outstanding shares of Gold Industry (the “Share Exchange”). As a result of the Share Exchange, Gold Industry became a wholly-owned legal subsidiary of Artistry Publications, Inc., and Gold Industry shareholders acquired a majority of Artistry Publications, Inc.’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Yiyou Ran (the managing director of Gold Industry, and all of its operating subsidiaries, “Mr. Ran”) has been appointed the Chief Executive Officer of the Company.
     As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Gold Industry, is deemed to be the accounting acquirer (legal acquiree) and Artistry Publications, Inc., to be the accounting acquiree (legal acquirer). The financial statements before the date of Share Exchange are those of Gold Industry, with the results of Artistry Publications, Inc. being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.
History and Corporate Structure
     The Company was incorporated in Delaware on July 10, 2007, originally under the name “Artistry Publications, Inc.” for the purpose of entering the photography industry and establishing a large scale photography publishing business focused on American History. The Company’s plan was to develop a successful photo journal publishing company by depicting history and producing excellent affordable artwork in practical items to entertain and educate.
     All of our business operations are carried out by Foguang, which the Company controls through contractual arrangements between Foguang and Chongqing Ran Ji Industrial Co., Ltd. (“Ran Ji”), a company wholly-owned by Gold Holy Industry Limited (“Gold Holy”). Gold Holy is wholly-owned by Gold Industry. Through these contractual arrangements, the Company has the ability to substantially influence Foguang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control Foguang, the Company is considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in its financial statements. Other than the Company’s interests in the contractual arrangements, neither the Company, Gold Industry, Gold Holy and Ranji own any equity interests in Foguang.
Contractual Arrangements with Foguang and its Owners
     On December 15, 2009, Ran Ji entered into the following contractual arrangements with Foguang and its owners:
     Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Ran Ji and Foguang, Ran Ji has the exclusive right to provide to Foguang general consulting services related to the tourism development industry as well as consulting services related to tourism project, cemetery management, funeral ashes, planting of flowers, nursery stock and Chinese herbal, biomass research, production and marketing of arts and crafts, and designing of landscape (the “Services”). Ran Ji also sends employees to Foguang and Foguang bears the costs and expenses for such employees. Under this agreement, Ran Ji owns the intellectual property rights developed through the Services provided to Foguang. Foguang pays a quarterly consulting service fee in Renminbi (“RMB”) to Ran Ji that is equal to all of Foguang’s revenue for such quarter. The consulting services agreement is in effect unless and until terminated by written notice of either party in the event that: (a) the other party causes a material breach of this agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within fourteen (14) days following the receipt of the written notice; (b) the other party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Ran Ji terminates its operations; (d) Foguang’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the consulting services agreement. Additionally, Ran Ji may terminate the consulting services agreement without cause. Pursuant to the consulting services agreement, Ran Ji has the right to collect the consulting services fee from Foguang.
     Operating Agreement. Pursuant to the operating agreement among Ran Ji, Foguang and the owners of Foguang who collectively hold 100% of the issued and outstanding equity interests of Foguang (collectively the “Foguang Owners”), Ran Ji provides guidance and instructions on Foguang’s daily operations, financial management and employment issues. The Foguang Owners must designate the candidates recommended by Ran Ji as their representatives on Foguang’s board of directors. Ran Ji has the right to appoint senior executives of Foguang. In addition, Ran Ji agrees to guarantee the performance of Foguang under any agreements or arrangements relating to Foguang’s business arrangements with any third party. Foguang, in return, agrees to pledge its accounts receivable and all of its assets to Ran Ji. Moreover, Foguang agrees that without the prior consent of Ran Ji, Foguang will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Foguang, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten years from December 15, 2009, and may be extended only upon Ran Ji’s written confirmation prior to the expiration of the agreement, with the extended term to be mutually agreed upon by the parties.
     Equity Pledge Agreement. Under the equity pledge agreement between the Foguang Owners and Ran Ji, the Foguang Owners pledged all of their equity interests in Foguang to Ran Ji to guarantee Foguang’s performance of its obligations under the consulting services agreement. If Foguang or the Foguang Owners breach their respective contractual obligations, Ran Ji, as pledgee, will be entitled to certain rights, including, but not limited to, the right to sell the pledged equity interests, the right to vote and control the pledged assets. The Foguang Owners also agreed, that upon occurrence of any event of default, Ran Ji shall be granted an exclusive, irrevocable power of attorney to take actions in the place and instead of the Foguang Owners to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Ran Ji may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The Foguang Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice Ran Ji’s interest. The equity pledge agreement will expire in two years after Foguang’s obligations under the exclusive consulting services agreement have been fulfilled.
     Option Agreement. Under the option agreement between the Foguang Owners and Ran Ji, the Foguang Owners irrevocably granted Ran Ji or its designated person an exclusive option to purchase, to the extent permitted under Chinese law, all or part of the equity interests in Foguang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable Chinese law. Ran Ji or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten years from December 15, 2009, and may be extended prior to its expiration by written agreement of the parties.
     Proxy Agreement. Pursuant to the proxy agreement among Ran Ji, the Foguang Owners, and Foguang, the Foguang Owners agreed to entrust all the rights to exercise their voting power to designee(s) of Ran Ji. Such designee(s) shall have the right to exercise the Foguang Owners’ voting and other rights, including the attendance at and the voting of their shares at Foguang’s shareholders meetings (or by written consent in lieu of meetings) in accordance with applicable laws and Foguang’s Article of Association. This agreement may not be terminated without the unanimous consent of all parties, except that Ran Ji may, by giving a thirty (30) day prior written notice to the Foguang Owners, terminate the proxy agreement, with or without cause.
     The operating agreement, equity pledge agreement, option agreement and proxy agreement ensure that Foguang pays the consulting services fee to Ran Ji under the consulting services agreement during the term of the consulting services agreement. Other than the consulting services agreement, Foguang does not pay any other fees to Ran Ji.

     However, Chinese laws and regulations concerning the validity of the contractual arrangement is uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government involves substantial uncertainty. Additionally, the contractual arrangement may not be as effective in providing control over Foguang as direct ownership, which we are restricted from under current Chinese law. Due to such uncertainty, the Company may take such additional steps in the future as may be permitted by the then applicable laws and regulations in China to further strengthen its control over or toward actual ownership of Foguang or its assets or business operations, which could include direct ownership of selected assets without jeopardizing any favorable government policies toward domestic owned enterprises. Because the Company relies on Foguang for its revenue, any termination of or disruption to the contractual arrangement would detrimentally affect its business and financial condition.
Company Organization
     Gold Industry is a holding company incorporated in Cayman Islands. Since incorporation, Gold Industry has not conducted any substantive operations of its own except for holding 100% equity interests of Gold Holy.
     Gold Holy is a holding company established in Hong Kong Special Administration Region on September 29, 2009. Other than holding 100% equity interests of Ran Ji, Gold Holy has no other separate operations of its own.
     Ran Ji is a shareholding limited company organized in the PRC on December 15, 2009. Ran Ji was formed by Gold Holy. Other than the activities relating to its contractual arrangements with Foguang as described below, Ran Ji has no other business operations.
     Foguang is a shareholding limited company organized in the PRC on October 10, 2002. Foguang holds the government licenses and approvals necessary to operate the death care business in China. We do not own any equity interests in Foguang, but control and receive the economic benefits of its business operations through contractual arrangements. Through Ran Ji, we have contractual arrangements with Foguang and its owners pursuant to which we provide consulting and other general business operation services. Through these contractual arrangements, we also have the ability to substantially influence their daily operations and financial affairs, since we are able to appoint their senior executives and approve all matters requiring approval of the equity owners. As a result of these contractual arrangements, which enable us to control Foguang and to receive, through Ran Ji, all of its profits, we are considered the primary beneficiary of Foguang. Accordingly, we consolidate its results, assets and liabilities in our financial statements.

     The following diagram illustrates the Company’s corporate structure as of the date of this Form 10-K:

(1)	Our management includes: Yiyou Ran as Chief Executive Officer, President and Chairman, Michael Wang as Chief Financial Officer, Treasurer, Secretary and Director, and Jianquan Chen and Tim Hudson as members of the board of directors.

(2)	The management of Gold Industry is comprised of Yiyou Ran, Jianquan Chen and Yang Chen as its directors. Artistry is the sole shareholder of Gold Industry.

(3)	The management of Gold Holy is comprised of Yiyou Ran, Jianquan Chen and Yang Chen as its directors. Gold Industry is the sole shareholder of Gold Holy.

(4)	The management of Ran Ji is comprised of Yiyou Ran, Jianquan Chen and Yang Chen as its directors. Holy Gold is the sole shareholder of Ran Ji

(5)	Ran Ji controls Foguang through contractual arrangements designed to mimic equity ownership of Foguang by Ran Ji. These contracts include a consulting services agreement, operating agreement, equity pledge agreement, option agreement, and proxy agreement.

(6)	The management of Foguang is comprised of Yiyou Ran, Jianquan Chen and Yang Chen as its directors.
Financing Transaction
     In February 2010, the Company completed a financing transaction with 24 institutional and/or accredited investors (collectively the “Purchasers”) pursuant to which it sold $4,599,415 of units of its equity securities to the Purchasers in a private placement (the “Transaction”). Each unit is comprised of 100,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), at a per share purchase price of $3.28 per share, and warrants to purchase up to 50,000 shares of Common Stock. At the closing of the Transaction on February 23, 2010, the Company issued 1,402,262 shares of Common Stock and four-year warrants to purchase 701,126 shares of Common Stock (the “Warrants”). In addition, the Company issued warrants to purchase up to 70,113 shares of common stock to its placement agent and its assignees for the Transaction.

Industry
     Industry consolidation. Death care businesses in China have traditionally been relatively small, family-owned enterprises that have passed through successive generations within the family. The decade of the 1990s witnessed a trend of family-owned firms consolidating with larger organizations, but this trend slowed dramatically in 2000. As the number of consolidators participating in the acquisition market declined, those that remained generally applied significantly tighter pricing criteria, and many potential sellers withdrew their businesses from the market rather than pursuing transactions at lower prices. Our industry continues to be characterized by a large number of locally-owned, independent operations, with approximately 70 percent of industry revenue being generated by independently-owned and/or state-owned operations. We estimate that our industry, which consists of approximately 10,000 funeral homes and 40,000 cemeteries in China, collectively generates approximately $28 billion in annual revenue.
     Importance of tradition; barriers to entry. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. The barriers to entry are lower on the funeral side. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including the areas where our cemeteries are located, are often served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Finally, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.
     Continuing need for products and services; increasing number of deaths. There is an inevitable need for our products and services. Deaths in China are expected to increase at a steady, moderate pace over the long-term. According to official released figures from Ministry of Environmental Protection of the PRC, the mortality rate of Chongqing is 6.5% on average, and the population (urban residents) of the city is 6 million. Therefore, the expected deaths are about 200,000 per year. Furthermore, the average age of the population aged 50 and over is also increasing every year. According to the National Population and Family Planning Commission of the PRC, the Chinese population over 50 years of age is expected to increase by approximately 3% per year, from 276.8 million in 2000 to 298.6 million in 2010. We believe the aging of the population is particularly important because it expands our target market for preneed sales, as persons over the age of 50 are the most likely group to make preneed funeral and cemetery arrangements. It is also a Chinese belief that purchasing a grave prior to one’s death is wishing for a healthier and longer life, which attracts a large number of seniors.
     Cremation. In recent years, there has been a steady, gradual increase in the number of families in China that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 57% of the Chinese burial market in 2006. That number is expected to increase to 70% by 2010 and 95% by 2025. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, with the population of China increasing and land and resources becoming more scarce, the government is requiring more people be cremated. In some of the larger cities such as Beijing, Tianjin, and Shanghai, the cremation rate is close to 100%.
Operations
     Information for each of our business segments is presented below and in our financial statements set forth herein.
Cemetery Operations
     Foguang conducts its cemetery operations only in Chongqing, China. As of March 31, 2010, Foguang has two cemeteries, Guiyuan I and Guiyuan II. The cemetery operations are managed by a team of experienced death care industry and sales professionals. During the year ended March 31, 2010, cemetery revenues account for 100% of our total revenues.

     Foguang’s cemetery operations include interment services, the rights to interment in cemetery sites (including grave sites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of cemetery plots and memorials, installation fees, and fees for interment services.
     Foguang’s cemetery operating results are impacted by the success of its sales organization because approximately 97% of its cemetery revenues during the year ended March 31, 2010 was generated from sales of interment rights. The remaining 3% of its 2010 cemetery revenues was generated from deliveries of merchandise and services previously sold, such as plants and services on Foguang’s contracts. Foguang believes that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impact the amount of cemetery revenues and are currently having a significant negative impact on its sales and the industry as a whole. Cemetery revenues generated from at-need services are principally a service business that provides burial plots. Given the high fixed cost structure associated with cemetery operations, Foguang believes the following are key factors affecting its profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complimentary services and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to its at-need business to increase average revenues per contract.
Park Construction Services
     Foguang is also able to provide park and garden construction/landscaping services on a per contract basis. However, Foguang only performs such services when it has the capacity to do so. During the year ended March 31, 2010, Foguang had no park construction services revenues.
Customers
     Foguang’s customers are individuals or families that would purchase graves for members for their families that are presently living or deceased. According to National Population and Family Planning Commission of the PRC, the current annual death rate of Chongqing is 0.65% and it is predicted to go up to approximately 0.7% in the next three years. In the meantime, the population for the city keeps growing and the pace of urbanization has accelerated. For example, in 2009, the population of urban residents increased by approximately 500,000 compared to 2008. This will increase the market demand by nearly 3,000 graves in Foguang’s target market annually. The number of cremations in the city is about 50,000 each year, of which, 60% to 70% of the deceased’s relatives will purchase graves. Their demand also constitutes Foguang’s target market.
     The following is a breakdown of the grave types purchased by Foguang’s current customers:

Grave Type	Price	Percentage of Customer
Double Graves	Below $1,500 (Below RMB 10,000)	0%
Double Graves	Between $1,500 and $4,500 (Between RMB 10,000 and 30,000)	40%
Single Graves	Between $4,500 and $7,500 (Between RMB 30,000 and 50,000)	42%
Single Graves	Between $7,500 and $15,000 (Between RMB 50,000 and 100,000)	11%
Single Graves	Between $15,000 and $45,000 (Between RMB 100,000 and 300,000)	4%
Single Graves	Between $45,000 and $75,000 (Between RMB 300,000 and 500,000)	2%
Single Graves	0.5%Over $75,000 (Over RMB 500,000)	1%

Suppliers and Manufacturers
     On January 28, 2008, an affiliated party of Foguang entered into a long term manufacturing contract with a local manufacturer to manufacture tombstone memorials for Foguang’s cemetery operations. The manufacturer is provided with Foguang’s own design specifications, and then produces, delivers and mounts the memorials to the burial vaults. Foguang arranges for quality inspection after the installation of the memorials. If there are quality issues, the manufacturer will be responsible for conducting on-site repairs until the memorials pass Foguang’s inspection. After the memorials pass satisfactory inspection, Foguang assumes responsibility for the management and upkeep of the memorials. For each memorial, 50% of its cost is paid to the manufacturer after Foguang’s acceptance, and the remaining 50% will be paid by the affiliate of Foguang at the time the tombstone memorial is sold to the customer. The manufacturing contract does not provide for any termination provisions.
     Foguang also entered into various project-based construction agreements with local contractors in connection with its cemetery facilities. Some of the projects include turning hillside into terraced fields, building roads, pathways and office facilities, digging up burial vaults, and building a lake dam.
Sales and Marketing
     As of March 31, 2010, Foguang’s sales and marketing force included 6 employees, who also oversaw 12 salespeople and 30 agents who are independent contractors. Foguang has made a strong commitment to the training of its employees in order to ensure that its customers receive the highest quality customer service. Foguang’s training program includes pre-employment training and on-employment training of professional ethics and sales techniques. Each employee’s sales performance will be evaluated by his supervisor on an as needed basis but at least once per twelve-month period. Based on the evaluation, the employee may be granted a year-end bonus, pay raise or promotion.
     Foguang rewards its salespeople with incentives for generating new customers. Substantially all of its sales force is compensated based on performance. Commissions are augmented with various bonus and incentive packages to ensure a high quality, motivated sales force. Foguang pays commissions to its sales personnel based on a percentage of the price of the products and services, which varies from 6% to 30% of the total contract price. In addition, Foguang’s sales personnel receive an award varying from 1,000 RMB to 10,000 RMB for yearly sales of 1 million RMB or more by the sales agents assigned to them. Foguang pays its sales agent based on a percentage of sales varying from 10% to 12% and also offer an extra 2% or 3% award to yearly sales of 1.8 million RMB or more.
     Foguang spent $196,945 and $426,415 on marketing and advertising expenses for its fiscal year 2010 and 2009, respectively. Foguang spent less on marketing expenses for the year ended March 31, 2010 due to the ability to focus its advertising on the channels that have been proven as the most effective. Foguang focused its advertising on mainstream television shows, such as Chongqing Commercial Daily, Evening, Morning, and Chongqing TV 12, which have proven to be the most effective dissemination of advertising to the public. In fiscal 2010, Foguang also cut back on its television advertisements and print advertisements by 50% to reduce advertising expenses.
Competition
     The operating environment in the death care industry has been highly competitive. Although Foguang is the largest private provider of cemetery products and services in Chongqing, management believes that it nevertheless face intense competition from numerous local funeral homes and cemetery firms based on the internal research and site visits conducted by its management. Foguang’s primary competitors in Chongqing and their relative strengths and weaknesses are:

Name of Competitors	Strength of Competitors	Weakness of Competitors
Chongqing Long Tai Mountain Cemetery	Established in 1996 with a long operating history, conveniently located in downtown Chongqing, consists of over 41 acres.	This cemetery has more demand than its land could supply, has a conservative operation and closed 80% of its sales offices since 2009.

Chongqing Hua Yan Ta Yuan	This was a Hong Kong based project and currently the only pagoda cemetery project in China.	This cemetery is limited to 40,000 tombs, all of which have been sold as of November 2009, and it has no land for further development.

Chongqing Hua Xia Cemetery	The most elaborate cemetery site in China popular with high income families in urban areas, known for its good management and exceptional construction features.	The high price is not affordable for the average family, with a cost per tomb starting at 60,000 RMB (approximately US$10,000). The cemetery is relatively small with only 8.7 acres in size and has no land for further expansion.

     Each of the above-mentioned competitors has a more established and longer operating history compared to Foguang, and each enjoys a good reputation with a mature sales network. However, none of these competitors have land reserves, so they do not have any more land to further develop and expand their businesses, and as a result, will lose their competitiveness in the marketplace. By comparison, Foguang’s cemetery has a rich land reserve which gives it an unparallel edge to further develop and expand its business. Foguang’s management believes that land reserve is the most important factor of success in the cemetery business. So even though Foguang is relatively new in the cemetery business and has a shorter operating history and a less established customer network, it still has a lot of room to grow and believes that it shall remain competitive in the cemetery business for a long time. Foguang also conducts market research and prices its products and services more competitively than its competitors, and provides more added values for its services and products.
Intellectual Properties and Licenses
     Foguang currently does not have any intellectual properties and licenses.
Governmental Regulations
Compliance with Circular 106 and the 2006 M&A Regulations
     On May 29, 2007, China’s State Administration of Foreign Exchange (“SAFE”) issued an official notice known as “Circular 106”, which requires the owners of any Chinese companies to obtain SAFE’s approval before establishing any offshore holding company structure in so-called “round-trip” investment transactions for foreign financing as well as subsequent acquisition matters in China. Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors”, issued jointly by Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce (“SAIC”), China Securities Regulatory Commission and SAFE in August 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity was used as consideration.
Dividend Distribution
     The principal laws, rules and regulations governing dividends paid by our PRC operating subsidiary include the Company Law of the PRC (1993), as amended in 1999, 2004 and 2005 respectively, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, our PRC subsidiary may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a wholly foreign-owned enterprise (“WFOE”) has the discretion to allocate a portion of its after-tax profits to its staff welfare and bonus funds. After the allocation of relevant welfare and funds, the equity owners can distribute the rest of the after-tax profits provided that all the losses of the previous fiscal year have been made up.

Taxation
     The applicable income tax laws, regulations, notices and decisions (collectively referred to as “Applicable Foreign Enterprises Tax Law”) related to foreign investment enterprises and their investors mainly include the following:
•	Notice Relating to Taxes Applicable to Foreign Investment Enterprises / Foreign Enterprises and Foreign Nationals in Relation to Dividends and Gains obtained from Holding and Transferring of Shares promulgated by State Tax Bureau on July 21, 1993;

•	Amendments to the Income Tax Law Applicable to Individuals of the PRC promulgated by Standing Committee of the National People’s Congress (“NPC”) on October 31, 1993;

•	Notice on Relevant Policies Concerning Individual Income Tax issued by Ministry of Finance and the State Tax Bureau on May 13, 1994;

•	Notice on Reduction of Income Tax in Relation to Interests and Gains Derived by Foreign Enterprises from the PRC, promulgated by the State Council on November 18, 2000; and

•	Enterprise Income Tax Law of the PRC (“New EIT Law”) issued by NPC on March 16, 2007, which came into effect on January 1, 2008.
Income Tax on Foreign Investment Enterprises
     According to the New EIT Law, PRC domestic enterprises and foreign investment enterprises (including Sino-foreign equity joint ventures, Sino-foreign co-operative joint ventures and WFOEs established in the territory of the PRC) are required to pay a uniform income tax at a rate of 25% of their taxable income and the former tax exemption, reduction and preferential treatments applicable to foreign investment enterprises are revoked.
Value Added Tax
     The Provisional Regulations of the PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994 and were amended in 2008. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.
     Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and service in the same financial year.
Business Tax
     According to the Provisional Regulations of the PRC Concerning Business Tax promulgated by the State Council on December 13, 1993 and came into effect on January 1, 1994, which was revised by the State Council on November 10, 2008 and enforced from January 1, 2009, business that provides services, assigns intangible assets or sells immovable property became liable to business tax at a rate ranging from 3 to 5% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be.
Tax on Dividends from PRC Enterprise with Foreign Investment
     According to the Applicable Foreign Enterprises Tax Law, income such as rental, royalty and profits from the PRC derived by a foreign enterprise which has no establishment in the PRC or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise with foreign investment is exempted from PRC withholding tax according to the Applicable Foreign Enterprises Tax Law.
Wholly-Owned Foreign Enterprise (“WFOE”)
     WFOEs are governed by the Law of the PRC Concerning Enterprises with Sole Foreign Investments, which was promulgated on April 12, 1986 and amended on October 31, 2000, and its Implementation Regulations promulgated on December 12, 1990 and amended on April 12,2001 (together the “Foreign Enterprises Law”).
(a)	Procedures for establishment of a WFOE

The establishment of a WFOE will have to be approved by the MOFCOM (or its delegated authorities). If two or more foreign investors jointly apply for the establishment of a WFOE, a copy of the contract between the parties must also be submitted to the MOFCOM (or its delegated authorities) for its record. A WFOE must also obtain a business license from the SAIC before it can commence business.

(b)	Nature

A WFOE is a limited liability company under the Foreign Enterprises Law. It is a legal person which may independently assume civil obligations, enjoy civil rights and has the right to own, use and dispose of property. It is required to have a registered capital contributed by the foreign investor(s). The liability of the foreign investor(s) is limited to the amount of registered capital contributed. A foreign investor may make its contributions by installments and the registered capital must be contributed within the period as approved by the MOFCOM (or its delegated authorities) in accordance with relevant regulations.

(b)	Profit Distribution

The Foreign Enterprise Law provides that after payment of taxes, a WFOE must make contributions to a reserve fund, an enterprise development fund and an employee bonus and welfare fund. The allocation ratio for the employee bonus and welfare fund may be determined by the enterprise. However, at least 10% of the after tax profits must be allocated to the reserve fund. If the cumulative total of allocated reserve funds reaches 50% of an enterprise’s registered capital, the enterprise will not be required to make any additional contribution. The reserve fund may be used by a WFOE to make up its losses and with the consent of the examination and approval authority, can also be used to expand its production operations and to increase its capital. The enterprise is prohibited from distributing dividends unless the losses (if any) of previous years have been made up. The development fund is used for expanding the capital base of the company by way of capitalization issues. The employee bonus and welfare fund can only be used for the collective benefit and facilities of the employees of the WFOE.
Catalogue for the Guidance of Foreign Investment Industries
     China issued the Catalogue for the Guidance of Foreign Investment Industries (“Guidance Catalogue”) in 1995, which was amended in 2002, 2004 and 2007 respectively. The current version of the Guidance Catalogue was promulgated by the MOFCOM and the National Development and Reform Commission (“NDRC”) on October 31, 2007 and became effective as of December 1, 2007, which retains the classification methodology and organizational structure used in the previous versions without significant changes. The Guidance Catalogue divides foreign investments into four categories:
     (i) Encouraged Category. There are various incentives and preferential treatments for “encouraged” projects, mainly tax exemptions and rebates. Most foreign investment projects in the “encouraged” sector are allowed to take the form of WFOE;
     (ii) Permitted Category. Sectors not listed therein belong to the “permitted” category and they are determined by the rule of exception. Therefore, unless the items are transferred among the “encouraged”, “restricted” and “prohibited” categories, any addition to or deletion from the “encourage”, “restricted” and “prohibited” categories would consequently affect the scope of the “permitted” category. Like those in the “encouraged” sector, foreign investment projects in the “permitted” sector are allowed to take the form of WFOE. However, they are generally not eligible for extra incentives and preferential treatments;
     (iii) Restricted Category. There are stricter approvals or filing requirements for “restricted” projects. Furthermore, foreign investment projects in the “restricted” sectors may be required to take the form of Joint Venture. The foreign investors may only hold a minority interest in the investment projects; and
     (iv) Prohibited Category. Foreign investments are not allowed in these sectors.
Foreign Exchange Controls
     Major reforms have been introduced to the foreign exchange control system of the PRC since 1993.
     On December 28, 1993, the People’s Bank of China (“PBOC”), with the authorization of the State Council issued the Notice on Further Reform of the Foreign Exchange Control System which came into effect on January 1, 1994. Other new regulations and implementation measures include the Regulations on the Foreign Exchange Settlement, Sale and Payments which were promulgated on June 20, 1996 and took effect on July 1, 1996 and which contain detailed provisions regulating the settlement, sale and payment of foreign exchange by enterprises, individuals, foreign organizations and visitors in the PRC and the regulations of the PRC on Foreign Exchange Control which were promulgated on January 1, 1996 and took effect on April 1, 1996 and which contain detailed provisions in relation to foreign exchange control.
     The foreign exchange earnings of all PRC enterprises, other than those foreign investment enterprises (“FIE”), who are allowed to retain a part of their regular foreign exchange earnings or specifically exempted under the relevant regulations, are to be sold to designated banks. Foreign exchange earnings obtained from borrowings from foreign institutions or issues of shares or bonds denominated in foreign currency need not be sold to designated banks, but must be kept in foreign exchange bank accounts of designated banks unless specifically approved otherwise.
     At present, control of the purchase of foreign exchange is relaxed. Enterprises within the PRC which require foreign exchange for their ordinary trading and non-trading activities, import activities and repayment of foreign debts may purchase foreign exchange from designated banks if the application is supported by the relevant documents. Furthermore, FIEs may distribute profit to their foreign investors with funds in their foreign exchange bank accounts kept with designated banks. Should such foreign exchange be insufficient, enterprises may purchase foreign exchange from designated banks upon the presentation of the resolutions of the directors on the profit distribution plan of the particular enterprise.
     Although the foreign exchange control over transactions under current accounts has decreased, enterprises shall obtain approval from SAFE before they accept foreign-currency loans, provide foreign currency guarantees, make investments in foreign countries or carry out any other capital account transactions involving the purchase of foreign currencies.
     In foreign exchange transactions, designated banks may freely determine applicable exchange rates based on the rates publicized by PBOC and subject to certain governmental restrictions.
     On October 21, 2005, SAFE issued the Notice of the State Administration of Foreign Exchange on Exchange Control Issues Relating to Financing and Reverse Investment by Persons Resident in the People’s Republic of China Through Offshore Special Purpose Vehicles (“SAFE Notice No. 75”), which became effective as of November 1, 2005. According to the SAFE Notice No. 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.
     Moreover, the SAFE Notice No. 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in the SAFE Notice No. 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. PRC residents who control our Company from time to time are required to register with the SAFE in connection with their investments in us.
PRC Funeral Regulations and Compliance with Environmental Laws
     Foguang’s cemetery operations are subject to regulations and supervision under state, and local laws, ordinances, and regulations, including extensive regulations concerning cemetery construction, sales of funeral and cemetery products and services, and various other aspects of its business.
     Foguang is subject to the requirements of the Regulations on Funeral and Interment Control promulgated by Decree No. 225 of the State Council of the PRC on July 21, 1997 and Rules of Chongqing on Funeral and Interment Control promulgated by the local government on May 29, 1998. Pursuant to the laws and regulations, the type of funeral equipment it uses and the size of burial vaults Foguang constructs and sells to its customers must comply with state unified specifications and standards. In addition, any construction of cemetery or funeral home must be approved by the Administration of Civil Affairs and the construction must be limited away from a certain areas such as cultivated land, forest land, urban parks, scenic spots, protected areas of water resources, railways and highways.
     We believe that Foguang is in substantial compliance with all such laws and regulations.
Seasonality
     The death care business is relatively stable and predictable. However, Foguang generally experiences fewer sales in the summer season due to the extreme hot weather in Chongqing since less people are willing to conduct site visits in extreme heat, even though these decreases have not historically had any significant impact on its results of operations.
Employees
     The following table sets forth the number of employees for each of Foguang’s areas of operations and as a percentage of its total workforce as of March 31, 2010:

	Number of	%
	Employees	of Employees
Management & Administration	11	25.58%
Finance	5	11.62%
Cemetery Administration Office	8	18.60%
Sales & Marketing	6	13.95%
Construction Projects	8	18.60%
Customer Service	5	11.62%
TOTAL	43	100.0%
     Foguang’s employees are interviewed and hired by management team and generally, it offers training programs to new workers to better understand its corporate regulations and professional ethics and to improve their relevant skills during the training period. Management believes that relationship with its employees is good. Management also expects that Foguang’s access to reasonably priced and competent labor force will continue into the foreseeable future.
     Foguang is in full compliance with Chinese labor laws and regulations. Foguang believes in the importance of maintaining its social responsibilities, and it is committed to providing employees with a safe, clean and comfortable working environment and accommodations. Foguang’s employees are also entitled to time off during public holidays, and it is in full compliance with its obligations to provide pension benefits and other social insurance benefits to its workers, as mandated by the PRC government.
Environmental Matters
     Foguang’s operations are subject to certain PRC environmental regulations. We believe that Foguang is in substantial compliance with all such laws and regulations. For more information on such environmental laws and regulations, please refer to the section on “PRC Funeral Regulations and Compliance with Environmental Law.”
CORPORATE INFORMATION
     Our principal executive office is located at 239 Jianxin Road, Jiangbei District, Chongqing, PRC 400000. Our main telephone number is (86) 023-67755514, and our fax number is (86) 023-67759771.
ITEM 1A. RISK FACTORS
     The reader should carefully consider the risks described below together with all of the other information included in this prospectus. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and an investor in our securities may lose all or part of their investment.
Risks Relating to Our Business and Industry
Declines in the number of deaths in Foguang’s markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term, and reliable statistics on deaths in particular markets can be difficult to obtain.
     Declines in the number of deaths could cause cemetery services, property and merchandise to decline which could decrease revenues. Although the National Population and Family Planning Commission of the P.R.C. estimates that the population of people that are 50 years old or older are expected to increase by approximately 3% per year, from 276.8 million in 2000 to 298.6 million in 2010, longer life spans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in Foguang’s markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.
The death care industry continues to be increasingly competitive and as a result, Foguang may lose market share to its competitors.
     In China, the death care industry is characterized by a large number of locally owned and independent operations. To compete successfully, Foguang’s cemeteries must be maintained in good condition and Foguang must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, Foguang must be marketed in such a manner as to distinguish itself from its competitors. Foguang has historically experienced price competition from independent cemetery operators. New market entrants tend to attempt to build market share by offering lower cost alternatives. If Foguang is unable to successfully compete by offering attractive products and services pursuant to consumer preferences and at competitive prices, Foguang may lose market share to its competitors, and the Company’s financial condition, results of operations, and cash flows could be materially adversely affected.
Because the cemetery business is a high fixed-cost business, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.
     The cemetery business must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, Foguang must pay salaries, utilities, property taxes and maintenance costs and maintain the grounds of cemeteries regardless of the number of sales. Because Foguang cannot decrease these costs significantly or rapidly when it experiences declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.
Changes or increases in, or failure to comply with, regulations applicable to Foguang’s business could increase costs or decrease cash flows.
     The death care industry is subject to extensive regulation and licensing requirements under state and local laws. Any construction of cemetery must be approved by the Administration of Civil Affairs and the construction must be limited away from a certain areas such as cultivated land, forest land, urban parks, scenic spots, protected areas of water resources, railways and highways. Compliance with these regulations is burdensome, and Foguang is always at risk of not complying with the regulations.
     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. If additional legislation or regulations are adopted by the regulatory authorities of the jurisdictions in which Foguang operates, these and other possible proposals could have a material adverse effect on the Company, our financial condition, our results of operations, our cash flows and our future prospects.
If Foguang is not able to respond effectively to changing consumer preferences, its market share, revenues and profitability could decrease.
     Future market shares, revenues and profits will depend in part on Foguang’s ability to anticipate, identify and respond to changing consumer preferences. In past years, Foguang has implemented new product and service strategies based on results of customer surveys that it conducts on a continuous basis. However, Foguang may not correctly anticipate or identify trends in consumer preferences, or Foguang may identify them later than its competitors do. In addition, any strategies Foguang may implement to address these trends may prove incorrect or ineffective.
Foguang’s ability to generate sales depends on a number of factors such as sales strategies and sales incentives.
     Declines in sales would reduce Foguang’s revenues and could reduce its future market share. Foguang has modified its sales strategies to local standards, such as focusing on face to face interaction and spending more time communicating with its customers since the death care business is a sensitive business requiring compassion and understanding. Foguang is also continuing to create a more efficient and competitive sales commission and incentive structure in order to retain good salespeople. If Foguang cannot retain good salespeople or its sales strategies and sales incentives are ineffective, Foguang could experience declines in sales in the short-run.
Foguang’s ability to generate sales depends on local and general economic conditions.
     In addition, a weakening economy at the local or national level could cause customers to reduce discretionary spending, especially spending on pre-need funeral planning or death care products and services for family members. Also, the growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on Foguang’s business, especially if it results in either a decreased use of Foguang’s products or in pressure on Foguang to lower its prices. A weak economy could lead to a decline in cemetery sales and/or a decrease in the amounts customers are willing to pay for cemetery products and services. Declines in cemetery property sales and average revenue per event would reduce Foguang’s current revenues. Declines in cemetery products and services could also reduce Foguang’s future revenues and market share.
The success of Foguang’s business is typically dependent upon one or a few key employees because of the localized and personal nature of its business.
     Death care businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. Foguang believes these relationships build trust in the community and are a key driver to market share. Foguang’s businesses, which tend to serve small local markets, usually have a few key employees that drive its relationships. In particular, we depend on the services of the two co-founders of Foguang, Mr. Yiyou Ran, who is also our Chief Executive Officer, President and Chairman of our board of directors, and Mr. Jianquan Chen, who is also a member of our board of directors. Mr. Ran is responsible for the strategic direction and business of Foguang. Mr. Chen is responsible for the management of business operations and organization of Foguang. We also depend on Mr. Anshan Chen, the Vice General Manager of Foguang, since Mr. Chen plays a key role by developing the sales and distribution channel for Foguang. Currently, Foguang does not have employment agreements with these key employees and Foguang can give no assurance that it can retain these employees or that these relationships will drive market share.
Foguang’s limited operating history makes it difficult for it to respond to changes in the regulatory environment compared to its competitors, which may have more resources and experience compared to Foguang.
     Foguang, which commenced business in 2002, has a limited operating history and may be inexperienced in responding to changes in the regulatory environment compared to its competitors. Foguang’s current or potential competitors, many of which have substantial resources, may have more resources and experience dealing with changes in the regulatory environment compared to Foguang. Accordingly, you should consider Foguang’s future prospects in light of the risks and uncertainties experienced by early-stage companies in China. If Foguang is unable to respond to changes in the regulatory environment quickly and effectively, its business may be materially and adversely affected.
Foguang may be unable to sustain its past growth or manage its future growth, which may have a material adverse effect on our future operating results.
     Foguang has experienced rapid growth since its inception, and has increased its net sales from $5 million in 2002 to $36.5 million for the fiscal year ended March 31, 2010. We anticipate that Foguang’s future growth rate will depend upon various factors, including the strength of its brand image, the market success of its current and future products, the success or its growth strategies, competitive conditions and its ability to manage our future growth. Future growth may place a significant strain on its management and operations. As Foguang continues to grow in its operations, its operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, it may need to train and manage an increasing number of employees, which could distract its management team from its business. Foguang’s future success will depend substantially on the ability of its management team to manage its anticipated growth. If Foguang is unable to anticipate or manage its growth effectively, our future operating results could be adversely affected.
Corporate insiders or their affiliates may be able to exercise significant control matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.
     As of March 31, 2010, our officers, directors and their affiliates as a group beneficially own approximately 57.8% of our outstanding Common Stock. As a result, these stockholders may be able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers, directors and their affiliates, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.
We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
     Failure to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.
     We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our annual report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Additionally, for the fiscal year ended March 31, 2011, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.
     Achieving compliance with Section 404 within the prescribed period may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that, we and our independent registered public accounting firm would be able to conclude that our internal reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively. We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.
Risks Related to Our Corporate Structure
We conduct our business through Foguang by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our contractual arrangements will become invalid or unenforceable.
     There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Ran Ji and Foguang. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Foguang and its owners) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements. For example, the PRC Property Rights Law that became effective on October 1, 2007 may require us to register with the relevant government authority the security interests on the equity interests in Foguang granted to us under the equity pledge agreements that are part of the contractual arrangements. If we are required to register such security interests, failure to complete such registration in a timely manner may result in such equity pledge agreements to be unenforceable against third party claims.
If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties, which may materially and adversely affect our business.
     The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

     If Ran Ji or Foguang are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:
•	revoking the business and operating licenses of our PRC consolidated entities;

•	discontinuing or restricting the operations of our PRC consolidated entities;

•	imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

•	requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

•	restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

•	imposing fines.
     The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.
Our contractual arrangements with Foguang and its owners may not be as effective in providing control over these entities as direct ownership.
     We have no equity ownership interest in Foguang, and rely on contractual arrangements to control and operate the company and its businesses. These contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Foguang could fail to take actions required for our business despite its contractual obligation to do so. If Foguang fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that the owners of Foguang will act in our best interests.
Because we rely on the consulting services agreement with Foguang for our revenue, the termination of the consulting services agreement or the proxy agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.
     We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Ran Ji, our indirect wholly owned subsidiary, and Foguang. As a result, we currently rely entirely for our revenues on dividends payments from Ran Ji after it receives payments from Foguang pursuant to the consulting services agreement which forms a part of the contractual arrangements. The consulting services agreement may be terminated by written notice of Ran Ji or Foguang in the event that: (a) Foguang causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Ran Ji terminates its operations; or (d) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Ran Ji may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Foguang, the termination of the consulting services agreement would sever our ability to continue receiving payments from Foguang under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In addition, pursuant to the proxy agreement among Ran Ji, the shareholders of Foguang (“Foguang Owners”), and Foguang, the Foguang Owners agreed to entrust all the rights to exercise their voting power to designee(s) of Ran Ji. Such designee(s) shall have the right to exercise the Foguang Owners’ voting and other rights, including the attendance at and the voting of their shares at Foguang’s shareholders meetings (or by written consent in lieu of meetings) in accordance with applicable laws and Foguang’s Article of Association. This proxy agreement may not be terminated without the unanimous consent of all parties, except that Ran Ji may, by giving a thirty (30) day prior written notice to the Foguang Owners, terminate the proxy agreement, with or without cause. So in the event that the consulting services agreement or proxy agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.
We rely principally on dividends paid by our consolidated operating entity to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.
     We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entity for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by Foguang, which are passed on to us through Ran Ji. If any of our consolidated operating subsidiaries incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements Ran Ji currently have in place with Foguang, in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.
     Furthermore, applicable PRC laws, rules and regulations permit payment of dividends by our consolidated PRC entity only out of its retained earnings, if any, determined in accordance with PRC accounting standards. Under PRC laws, rules and regulations, our consolidated PRC entities are required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their statutory surplus reserve fund until the accumulative amount of such reserves reach 50.0% of their respective registered capital. As a result, our consolidated PRC entity is restricted in its ability to transfer a portion of its net income to us whether in the form of dividends, loans or advances. As of March 31, 2010, we had retained earnings of approximately $18.7 million. Our retained earnings are not distributable as cash dividends. Any limitation on the ability of our consolidated operating subsidiaries to pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.
Management members of Foguang have potential conflicts of interest with us which may result in a breach of fiduciary duties and adversely affect our business.
     Mr. Yiyou Ran, our Chief Executive Officer and President, is also the Chairman of the board of directors of Foguang. Mr. Jianquan Chen, who is a member of our board of directors, is the General Manager of Foguang. Conflicts of interests between their respective duties to our Company and Foguang may arise. As our directors and executive officer (in the case of Mr. Ran), they have a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our Company and Foguang. We cannot assure you; however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. We cannot assure you that our officers and directors will not breach their fiduciary duties which require that they exercise good faith and due care in handling our affairs, For example, they may determine that it is in Foguang’s interests to sever the contractual arrangements with Ran Ji; irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Foguang is obligated to remit to us under the consulting services agreement, which may adversely affect our business.
Our officers and directors may allocate their time to other businesses, including engaging in business activities competitive with the Company or Foguang, which may cause conflicts of interest and adversely affect our business.
     Mr. Yiyou Ran, Mr. Michael Wang, and all of our directors have the ability to allocate their time to other businesses and activities, including engaging in business activities competitive with the Company or Foguang, thereby causing possible conflicts of interest. These individuals are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. There is also nothing preventing these individuals to engage in business activities competitive with the Company or Foguang. If these individuals decide to engage in competitive business activities or be involved with other business affairs requiring them to devote more substantial amounts of time to such affairs, it could create conflicts of interest and have a negative impact on our ongoing business.

Risks Related to Doing Business in China
Foguang is subject to restrictions on making payments to us.
     We are a holding company incorporated in Delaware and do not have any assets or conduct any business operations other than our indirect investments in Foguang. As a result of our holding company structure, we rely entirely on payments from that company under the contractual arrangements with our indirect wholly owned subsidiary, Ran Ji. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual arrangements, we may be unable to pay dividends on our ordinary shares.
New labor laws in the PRC may adversely affect Foguang’s results of operations.
     On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it requires certain terminations to be based upon seniority and not merit. In the event Foguang decides to significantly change or decrease its workforce, the New Labor Contract Law could adversely affect its ability to enact such changes in a manner that is most advantageous to its business or in a timely and cost effective manner, thus materially and adversely affecting Foguang’s financial condition and results of operations.
Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.
     All of our assets are located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.
Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect Foguang’s business.
     All of Foguang’s business operations are currently conducted in the PRC, under the jurisdiction of the PRC government. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to Foguang. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.
Unprecedented rapid economic growth in China may increase Foguang’s costs of doing business, and may negatively impact our profit margins and/or profitability.
     Foguang’s business depends in part upon the availability of relatively low-cost labor and materials. Rising wages in China may increase its overall costs of production. In addition, rising raw material costs, due to strong demand and greater scarcity, may increase Foguang’s overall costs of production. If Foguang is not able to pass these costs on to its customers in the form of higher prices, our profit margins and/or profitability could decline.
You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.
     Although we are incorporated in Delaware, all of our business operations are conducted in China by Foguang. Most of our officers and directors reside in China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.
     As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely within the United States.
Governmental control of currency conversion may affect the value of your investment.
     The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Foguang. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.
Fluctuation in the value of RMB may have a material adverse effect on your investment.
     The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.
Dividends we receive from our subsidiary located in the PRC may be subject to PRC withholding tax.
     The recently enacted PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, became effective as of January 1, 2008. The EIT Law provides that a maximum income tax rate of 20% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. We are a Delaware holding company and substantially all of our income is derived from the operations of Foguang located in the PRC, which is contractually obligated to pay its quarterly profits to our WFOE. Therefore, dividends paid to us by our WFOE in China may be subject to the 10% income tax if we are considered as a “non-resident enterprise” under the EIT Law. If we are required under the EIT Law and its implementation regulations to pay income tax for any dividends we receive from our WFOE, it may have a material and adverse effect on our net income and materially reduce the amount of dividends, if any, we may pay to our shareholders.
Foguang faces risks related to health epidemics and other outbreaks.
     Foguang’s business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on Foguang’s business operations. For instance, health or other government regulations adopted in response may require temporary closure of Foguang’s stores or offices. Such closures would severely disrupt Foguang’s business operations and adversely affect its results of operations. Foguang has not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.
If Foguang’s land use rights are revoked, it would have no operational capabilities.
     Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of Foguang’s cemeteries relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on its company.
Because Foguang’s funds are held in banks which do not provide insurance, the failure of any bank in which it deposits its funds could affect its ability to continue in business.
     Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of Foguang’s assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, it may not have access to its funds on deposit. Depending upon the amount of money Foguang maintains in a bank that fails, its inability to have access to its cash could impair its operations, and, if Foguang is not able to access funds to pay its suppliers, employees and other creditors, it may be unable to continue in business.
Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
     As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.
     On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have adopted an equity compensation plan in the future and intend to make securities grants to our officers and directors, most of who are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.
Because Foguang is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.
     PRC companies have historically not adopted a US style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the US system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet US standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.
Foguang is subject to a variety of environmental laws and regulations related to its operations, and Foguang may become subject to forthcoming environmental regulations enacted in response to climate change. Foguang’s failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.
     Foguang is subject to various environmental laws and regulations for its cemetery operations. We cannot assure you that at all times Foguang will be in compliance with environmental laws and regulations or its environmental permits or that it will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits. In addition, future environmental regulations that are enacted in response to global and regional climate change could place additional burdens on Foguang’s operations. Complying with existing and possible future environmental laws and regulations, including laws and regulations relating to climate change, may impose upon Foguang the need for additional capital equipment or other process requirements, restrict its ability to expand its operations, disrupt its operations, increase costs, subject it to liability or cause it to curtail its operations.
Risks Related to an Investment in Our Securities
Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.
     Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.
     In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.
     The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.
     Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:
•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.
     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.
To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.
     We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.
Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.
     Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board” under the symbol CGPI.OB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.
We cannot assure that a broader or more active public trading market for our common stock will develop or be sustained.
     There may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the NYSE Alternext (fka American Stock Exchange) or Nasdaq Capital Market or other markets.
The penny stock market suffers from fraud and abuse and could increase the future volatility of our Company’s share price.
     Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The NASDAQ OTC Bulletin Board (“OTCBB”) is a quotation system, not an issuer listing service, market or exchange, and as a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.
     The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.
     When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.
     Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.
     The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.
Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.
Holders of our common stock may be diluted in the future.
     We are authorized to issue up to 100 million shares of common stock and 20 million shares of preferred stock. Our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration as our board of directors may consider sufficient. The issuance of additional common stock and/or preferred stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. At July 9, 2010 there were 12,672,262 shares of common stock outstanding and warrants to purchase 771,239 shares of common stock.
Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.
     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     As of July 9, 2010, we had approximately 12,672,262 shares of common stock outstanding. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.
We may not be able to achieve access to the capital markets as we have expected to result from the Share Exchange.
     On February 12, 2010, we concluded an Exchange Agreement and as a result Foguang became our variably controlled entity, and our primary business operations became that of Foguang. We also appointed a new board of directors and management consisting of persons from Gold Industry and changed our corporate name from Artistry Publications, Inc. to China Redstone Group, Inc. As a result of the Share Exchange, we hoped to enhance our access to the capital markets and gain access to the capital markets of the United States. However, there can be no assurance that such access will be realized with respect to our new business operations. In addition, the attention and effort devoted to achieving the benefits of the Share Exchange and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.
Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15th, 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
DESCRIPTION OF PROPERTY
Chongqing offices and facilities
     The table below provides a general description of our offices and facilities, all of which are located in Chongqing, China.

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
LongQiao Village	Cemetery	339,444	N/A (property use rights owned by the Company)
and QianFo Village,
JiangNan Town,
ChangShou District,
Chongqing, PRC
401258

Fuli Bowling House,	Office of Gui Yuan Cemetery	1,363.2	N/A
131 Changshou Rd.,
ChangShou District,
Chongqing, PRC
401220

71 E. Jianxin Rd.,	Office of Foguang	1,053	12/31/2012
F/2 Jiangbei

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
District, Chongqing			Foguang may renew
the lease upon
expiration (a)

1 Huigong Rd.,	Rented out	1,938.15	N/A (property use
Nan’an District,			rights owned by the
Chongqing, PRC			Company)
400000

Agricultural Land,	(1) Employee	(1)54,027	12/31/2027
Group 6, Longqiao	housing, parking,
Village, Changshou	to be developed in
District, Chongqing, PRC	2011 to 2014		According to Chinese
Laws, the maximum
lease term of
	(2) Cemetery,	(2)79,373	agricultural land is
	46,620 square		22 years. (a)
meters developed,
32,753 square
meters on
development

Wasteland, Group 6,	Cemetery, to be	120,060	12/31/2055
Longqiao Village,	developed in 2011
Changshou District,	to 2015
Chongqing, PRC			According to Chinese
Laws, the maximum
lease term of
non-agricultural
land is 50 years.
(a)

Timberland, Group	Cemetery, to be	100,050	12/31/2055
6, Longqiao	developed in 2011
Village, Changshou	to 2015
District,			According to Chinese
Chongqing, PRC			Laws, the maximum
lease term of
non-agricultural
land is 50 years.
(a)

House land, Group	Cemetery, to be	28,014	12/31/2105
6, Longqiao	developed in 2011
Village, Changshou	to 2015
District,			According to Chinese
Chongqing, PRC			Laws, the maximum
lease term of
non-agricultural
land is 50 years.
(a)

(a)	Lease commitments
The Company has a lease commitment in relation to the land use lease rights that were acquired by the Company through a cash payment of $836,000 from local farmers. The tenure of arable land is 22 years, from January 1, 2005 to December 31, 2027. The tenure of non-arable land is 50 years, from January 1, 2005 to December 31, 2055. At the end of these terms, the Company will have to negotiate new lease terms. The Company pays annual lease payment on or before October 31st to the provincial government in Changshou Chongqing, Peoples Republic of China (“PRC”) and in turn the PRC government then pays the sixth villager group, Longqiaohu village according to the terms of the contract, and the sixth villager group re-distributes the funds to each farmer household. This is the consideration that was agreed upon by the farmers for relocating in ChangShou Jiang Nan. As of March 31, 2010 and 2009, lease expense was $22,641 and $22,515, respectively.
The Company leased office space of 1,053 square meters at 239 Jianxi Road in Chongqing, PRC. The term of the lease was for four and a half years from August 1, 2009 to December 31, 2012, at which time the Company would have priority to renew it lease under the same conditions, with rent adjusted based on the market price. If the

Company fails to pay the rent on time, a penalty will be assessed and if rent is due for three months, the counterparty could terminate its lease. As of March 31, 2010, lease expense was $14,191.
Future minimum operating lease payments relating to the above leases are as follows:

Years Ending
March 31,
2010	$22,641
2011	43,927
2012	43,927
2013	38,606
2014	22,641
Thereafter	294,337

Total	$466,079

ITEM 3. LEGAL PROCEEDINGS
     Currently there are no legal proceedings pending or threatened against us. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters.
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, R ELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICES OF COMMON STOCK
     Our common stock price is quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the symbol “CGPI.OB”. The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Year Ending March 31, 2010	High	Low

First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

Year Ending December 31, 2009	High	Low
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—
     As of July 9, 2010, we had 12,672,262 shares of common stock issued and outstanding. Additionally, there were warrants to purchase up to 701,126 shares of common stock outstanding as of such date. Assuming the full exercise of these warrants as of such date, we would have had approximately 13,373,388 shares of common stock outstanding.
Holders
     As of July 9, 2010, there were approximately 44 shareholders of record of our common stock (not including beneficial owners who hold shares at broker/dealers in “street name”). Our transfer agent is Continental Stock Transfer & Trust Company. The transfer agent’s address is 17 Battery Place, 8th Floor, New York, New York 10004 and its phone number is (212) 845-3299.
Dividends
     We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.
Recent Sales of Unregistered Securities
     Reference is made to the Current Report on Form 8-K (“Form 8-K”) filed with the SEC on February 24, 2010, for a description of recent sales of unregistered securities, which is hereby incorporated by reference.
Equity Compensation Plan Information
     The Company does not have any equity compensation plans as of March 31, 2010 and 2009.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements. The words “anticipated,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with government regulations, the ability to achieve further market penetration and additional customer, and various other matters, any of which are beyond our control. Should one or more of these risks and uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.
GENERAL OVERVIEW
     The Company, through its operating entity, Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), is a private provider of cemetery products and services in Chongqing, People’s Republic of China (“PRC” or “China”). Foguang is primarily focused on developing cemeteries and selling cemetery plots, although it also provides park and garden development and construction services. Foguang’s first cemetery development project was the Chongqing Guiyuan Cemetery I (“Guiyuan I”), located in Changshou District of Chongqing on approximately 66,660 square meters of land. The entire cemetery plot of Guiyuan I have been sold, at an average price of RMB 30,000 ($4,412) per plot. Foguang is currently developing the Chongqing Guiyuan Cemetery II (“Guiyuan II”), its second cemetery project in Changshou. Guiyuan II, in development since 2002, occupies a land area of 667,000 square meters, of which approximately 46,620 square meters have been developed to date and 620,000 square meters remain undeveloped. Approximately 565,000 square meters are identified as land to be developed as a cemetery and the remaining area will be developed as housing, parking and office space in the future.
     Both Guiyuan I and Guiyuan II are among the most highly regarded facilities in their market area in terms of a number of factors such as tradition, heritage, reputation, physical size, volume of business, available inventory, name recognition, aesthetics and potential for development or expansion. In 2006 and 2007, Foguang was ranked amongst the top 50 private-owned enterprises in Chongqing by the Xinhuanet News Domestic, Xinhua News Agency.
     The Chongqing municipal government has also committed to enable Foguang to secure the land use rights to approximately 1,194,804 square meters of land surrounding Longqiao Lake, which portions of Guiyuan II overlook. However, as of the date of this Form 10-K, Foguang has yet to officially receive those land use rights. Foguang is planning to develop this land as a park, with mausoleums and temples, to complement and enhance Guiyuan II. The purpose of the Longqiao Lake project is to make full use of its land resources, to cultivate and produce flower seeds, and to increase the overall green effect of its park. The project is about 33 acres in size. So far, Foguang has invested nearly RMB 12 million (approximately US $1.77 million) to cultivate the land for the planting of nursery seedlings and the purchasing of nursery seedlings. A part of such seedlings will be used for the development of Guiyuan II, and the remaining seedlings will be sold either to the Changshou district government for urban landscaping or to outside parties for profit.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
This summary of significant accounting policies is presented to assist the understanding of the consolidated financial statements. The consolidated financial statements and notes are presentations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to the accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.
FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
☐	Level one — Quoted market prices in active markets for identical assets or liabilities;

☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at March 31,
Financial instruments	Level 1	Level 2	Level 3	2010	2009
Liabilities:
Derivative instruments — Warrants	$—	$1,366,327	$—	$1,366,327	$—
Total	$—	$1,366,327	$—	$1,366,327	$—
Derivative Instruments — Warrants
The Company issued 701,126Warrants in connection with the February 2010 Private Placement of 1,402,262 shares of common stock, which are further disclosed in Note 13. 70,113 Warrants were issued to the placement agent. The strike price of these warrants is $4.10 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.
These Warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on April1, 2009, the Company accounted for these warrants as derivative liabilities. All changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.
The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Warrants		Underwriter Warrants
	March 31,	Feb. 19,	March 31,	Feb. 19,
	2010	2010	2010	2010
Market price and estimated fair value of common stock:	$4.55	$3.50	$4.55	$3.50
Exercise price:	$4.10	$4.10	4.10	$4.10
Expected term (years):	3.87	4.00	3.87	4.00
Dividend yield:	—	—	—	—
Expected volatility:	41. %	41%	41%	41%
Risk-free interest rate:	2.07%	2.11%	2.07%	2.11%
The fair value of the warrants on February 18, 2009 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility:41.40%, risk-free interest rate: 1.88%, and expected term: 3.86 years.
Before the reverse merger, the Company’s common stock had not been publicly traded. Whilst the Company’s common stock began public trading and was quoted on the OTCBB in February 2010, the fair value of the Company’s common stock as of February 19, 2010 has been determined based on market price.
As the Company’s stock only begun public trading effective with the reverse merger date, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “ Accounting for Stock-Based Compensation ”), the Company identified similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value).
The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.
Allocation of Proceeds from Private Placement
The proceeds from the Private Placement were first allocated between the Common Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $794,376 being allocated to the Warrants and $3,400,995 to the common shares.
Accounts receivable
Accounts receivable are carried at original invoice amount less allowance for doubtful receivables. Management’s evaluation on the adequacy of the allowance for doubtful accounts is based on a review of all outstanding amounts by account on a monthly basis. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company will write off 100% as bad debt.
Inventory
Inventory consists of completed cemetery plots ready for sale. Inventory includes all direct costs associated with land development and construction of cemetery plots, including interest, costs of land use rights based on units of production and other carryings costs incurred. Inventory is valued at the lower of cost or market (determined on a weighted average cost basis) or net realizable value.

The Company uses the full cost absorption method of accounting for direct costs associated with land development and construction of cemetery plots, including interest and costs of land use rights. Such costs are allocated to the estimated number of cemetery plot to be developed using the selling price relative fair value method. When the cemetery plots are sold, the carrying costs are charged to cost of goods sold.
During 2005, the Company received land use rights which were contributed by the PRC government for no consideration. Under PRC law, all land in the PRC is state-owned.
Inventory Impairment
Management periodically compares the carrying cost of inventory with the expected net realizable value to arrive at market prices. An allowance is made for the decline in market value of inventory if lower than the carrying cost. As of March 31, 2010 and 2009, impairment was $999,805 and $0, respectively.
Contributed property
The Company received land use rights from the PRC government for no consideration paid. The Company recorded the fair value of the land use rights as an intangible asset and deferred revenue as determined by management with the advice of PRC legal counsel and third party consultants.
Article 12 of the PRC’s Regulations on the Land Use Right sets forth the maximum term of the land use rights for different uses as follows: (1) 70 years for residential use; (2) 50 years for industrial use; (3) 50 years for educational, technological, cultural, health, and sport site use; (4) 40 years for commercial, tourist and recreational use; (5) 50 years for comprehensive or other use; (6) 20 years for gas station use. Article 11 of the PRC’s Regulations on Funeral Administration stipulates that the term of the use of cemetery land or grave yard shall be determined by each provincial government. Article 21 of the Chongqing Funeral Rules states that the land use rights for graves shall be no more than 20 years, subject to renewal. Foguang’s land use rights consists of two parts: one piece of allocated land from the PRC government and one piece of land leased from the local farmers which the Company acquired by paying $835,000. The leased land is comprised of both farm land and residential land. The farm land is subject to a maximum term of 20 years and the Company has a priority to renew the lease when it expires. The residential land is under a lease term of 100 years.
Revenue recognition
The Company recognizes revenue when four basic criteria must be met. The four basic criteria are: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred with no future other than perfunctory performance obligations; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.
The Company has two revenue sources including the following revenue recognition policies:
The Company recognizes revenue from the sale of cemetery plots when it is realized or realizable and earnings process is complete. In general, a potential customer will tour the Company’s facility and choose a particular spot or location of the cemetery plot that is ready and available for use. A sales agreement is executed with Foguang for the exact location at a fixed price. The sales process ends when the consideration is paid in full, at which time, the Company provides the customer full access to the use of the plot. The Company does not provide any other post-death type services, other than to develop and sell the cemetery plots, obtain executed agreements, full payment and deliver the keys to the plot embedded in a concrete box. The Company records revenue when the title or right to use the completed cemetery plots has passed to the customer in accordance with the terms of the fixed price sale agreement and consideration is exchanged. The costs associated with revenue from sale of cemetery plots are the costs to convert the land into the actual burial plots. Additionally, direct selling costs incurred in selling the cemetery plots are recorded in cost of goods sold.
Park construction income is recognized when the Company is contracted to provides services for third party clients. These services include the construction of sidewalks, pagodas, landscaping and other structures for parks. These projects are not associated with the Company’s sales of cemetery plots. Revenue is recognized upon the completion of the park, and the project has been approved by the customer and collection is assured. The costs associated with the park construction income are raw materials purchased for that specific project and services performed by the Company recorded in costs of goods sold.
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries is the Chinese Reminbi (“RMB”). For the subsidiaries whose functional currencies are the RMB, Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity. There is no significant fluctuation in exchange rate for the conversion of RMB to U.S. dollars after the balance sheet date.
Recent accounting pronouncements
FASB Establishes Accounting Standards Codification ™
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, ASC 105 Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (the” Codification”) as the official single source of authoritative US GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification.
Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.The Codification is not intended to change US GAAP, but it will change the way US GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
In August 2009, the FASB issued an Accounting Standards Update (ASU 2009-05) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In October 2009, the FASB issued an Accounting Standards Update (ASU 2009-15) regarding the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2009, the FASB issued an Accounting Standards Update regarding the accounting for transfers of financial assets which amends previous guidance. The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations or cash flows.
In December 2009, the FASB issued an Accounting Standards Update regarding improvements to financial reporting by enterprises involved with variable interest entities which amends previous guidance. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have any material impact on its consolidated financial position, results of operations or cash flows.
In December 2009, the FASB issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The adoption of this ASU did not have any material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting for distributions to shareholders with components of stock and cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting and reporting for decreases in ownership of a subsidiary – a scope clarification. The amendments in this ASU affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts accounting for “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted accounting for “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The adoption of this ASU did not have a material impact on the Company’s consolidated position, results of operations or cash flows.

In January 2010, the FASB issued an Accounting Standard Update regarding improving disclosures about fair value measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.
While Subtopic 810-10 provides general guidance on accounting for the decreases in ownership of a subsidiary, including a deconsolidation, some constituents raised concerns that the guidance appears to conflict with the gain or loss treatment or derecognition criteria of other U.S. generally accepted accounting principles, such as the guidance for sales of real estate, transfers of financial assets, conveyances of oil and gas mineral rights, and transactions with equity method investees.
Some constituents also questioned whether the FASB intended for the decrease in ownership provisions of Subtopic 810-10 to apply to all entities because a subsidiary is defined as an entity, including an unincorporated entity such as a partnership or trust, in which another entity, known as its parent, holds a controlling financial interest. Those constituents were concerned that such an interpretation could result in the accounting for a transaction being driven by its form rather than its substance. For example, different accounting might be applied to a transaction involving the same underlying assets depending on whether those assets were transferred in asset or entity form.” The amendments in this update are effective beginning in the period that an entity adopts Subtopic 810-10. If an entity has previously adopted Subtopic 810-10 as of the date of the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the interim or annual reporting period ending on or after December 31, 2009. The amendments in this update should be applied retrospectively to the first period upon adoption. The adoption of this update for the changes in the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary, as codified in ASC 810-10, did not have any impact on the Company’s financial position, results of operations or cash flows.
Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (AICPA), and the SEC did not or are not believed by management to have a material impact on the Company’s present condensed consolidated financial statements.

Comparison of Years Ended March 31, 2010 and March 31, 2009
Net Revenues
     Net revenues for the year ended March 31, 2010 were $36,498,969 as compared to $18,313,720 for the year ended March 31, 2009, an increase of $18.185.249 or approximately 99.3%. For the years ended March 31, 2010 and 2009, net revenues consisted of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009
Cemetery	$36,498,969	$17,647,785
Park and Nursery Garden Services	—	665,935

Net revenues	$36,498,969	$18,313,720

Cemetery
     For the year ended March 31, 2010, cemetery revenues increased by $18,851,184 or 106.8%. The significant increase in revenues was mainly attributable to the development of new cemetery which led to an increase of sales of cemetery plots. The total number of cemetery plots sold increased from 4,051 in fiscal 2009 to 6,730 in fiscal 2010. In addition, the average sales price increased by approximately US$1,000 per cemetery plot. The increase in cemetery revenues was also attributable to better marketing as Foguang started to focus its advertising costs on television advertisements in targeted areas and increased incentives for its sales agents and hired additional agents to better promote and sell its services and products. Also, the opening of the Changshou Bridge shortened the driving distance between Foguang’s cemetery and the downtown area of Changshou from two hours to 12 minutes, which brought Foguang more customers who used to limit their choices of cemetery products and services to the downtown area for transportation reasons. The overall improvement of local economic conditions in Chongqing also contributed to the increase of economic value of Foguang’s cemetery and increased the number of cemeteries sold. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area.
Park and Nursery Garden Services
     For the year ended March 31, 2010, we had no revenues for park and nursery garden services compared to $665,935 in revenues for the year ended March 31, 2009. We did not incur any revenues for fiscal 2010 because Foguang shifted its focus to the development of its cemetery business. Foguang gradually decreased the input of its resources on the park and nursery garden business starting from fiscal year of 2009. We do not expect this trend to change in the next fiscal year as Foguang continues to focus on developing its cemetery business.
Cost of Sales
     Cost of sales includes amortization of land use rights, raw materials, conversion costs, direct labor, commissions and bonuses, manufacturing costs, and utilities. For the year ended March 31, 2010, cost of sales amounted to $17,565,765 or approximately 48.1% of total net revenues as compared to $9,938,853 or approximately 54.3% of total net revenues for the year ended March 31, 2009. The decrease in cost of sales as a percentage of total net revenues was primarily due to economies of scale that Foguang achieved in developing more plots of land and from being more cost efficient in the development of cemetery derived from its past experiences. Costs associated with the development of the cemetery were reduced because of an improvement in the production process and the more efficient use of technology. Specifically, a change was made to the way shale stone memorials were casted into cement walls for the cemetery which significantly decreased labor costs and materials. The new technology led to a 60% decrease in the use of raw material for the construction of the cemetery cement walls.
     Total cost of sales increase of $7,626,912 or 76.7% was attributable to the following:

     For the year ended March 31, 2010, cemetery costs amounted to $17,565,765 as compared to $9,445,153 for the year ended March 31, 2009, an increase of $8,120,612 or 85.9% from the comparable period in fiscal 2009. This increase was primarily attributable to the increase in the number of cemetery plots sold and markdown of certain products to the lower of cost or market.
     For the year ended March 31, 2010, we incurred no park and nursery garden services costs because Foguang did not provide such services for fiscal 2010 as compared to $493,700 for costs incurred for the park and nursery garden services for the year ended March 31, 2009. We do not expect Foguang to provide much park and nursery garden services as it plans to focus on expanding its cemetery business.
Gross Profit
     Gross profit for the year ended March 31, 2010 was $18,933,204 or 51.9% of total net revenues, as compared to $8,374,867 or 45.7% of total net revenues for the year ended March 31, 2009. The increase in gross profit was attributable to a decrease in the cost of goods sold as Foguang was able to develop cemetery plots for a cheaper price due to the advantage of economies of scale. Foguang was also able to sell higher margin products since it was able to utilize its historical sales records to develop and sell higher margin cemetery plots. In the cemetery industry, the sale of a deluxe tomb is able to generate a 20% higher margin for Foguang as compared to the simple tombs. As Foguang continues to develop its cemeteries, it will focus on the development of such deluxe tombs to achieve higher profit margins. In addition, Foguang utilizes Feng Shui concepts to develop its cemetery with the best “Feng Shui” to attract more customers. By having good “Feng Shui”, Foguang is able market its cemetery plots at higher prices while keeping the cost of sales relatively constant to achieve higher profit margins.
Operating Expenses
     Total operating expenses for the year ended March 31, 2010 were $1,792,584, an increase of $321,109 or 21.8% from total operating expenses in the year ended March 31, 2009 of $1,471,475. This increase included the following:
     For the year ended March 31, 2010, advertising and selling expenses amounted to $196,945 as compared to $426,415 for the year ended March 31, 2009, a decrease of $229,470 or 53.8%. Foguang spent less on advertising expenses for the year ended March 31, 2010 due to the ability to focus its advertising on the channels that have been proven as the most effective. Foguang focused its advertising on mainstream television shows, such as Chongqing Commercial Daily, Evening, Morning, and Chongqing TV 12, which have proven to be the most effective dissemination of advertising to the public. In fiscal 2010, Foguang also cut back on its television advertisements and print advertisements by 50% to reduce advertising expenses.
     For the year ended March 31, 2010, general and administrative expenses amounted to $1,595,639 as compared to $1,045,060 for the year ended March 31, 2009, an increase of $550,579 or 52.7%. The increase in expenses was mainly attributable to the increase in costs associated with the increase in sales and costs associated with using more sales agents. Foguang paid a higher sales commission to its sales agents in order to stay competitive to industry standards due to the rapidly increasing labor costs in China. In addition, the cost of gasoline has also increased which increased Foguang’s transportation costs to visit the sales agents and taking the customers to view the cemetery accordingly. Our general and administrative expenses increased due to the overall increase of labor costs and rise of inflation in China. For example, the cost to print a high quality pamphlet used in our sales offices went from $.03 to $.05, up 44%
Income from Operations
     We reported income from operations of $17,140,620 for the year ended March 31, 2010 as compared to income from operations of $6,903,392 for the year ended March 31, 2009, an increase of $10,237,228 or approximately 148.3%. The substantial increase in income from operations was attributable to the increase in the sale of cemetery plots. Also, the opening of the Changshou Bridge shortened the driving distance between Foguang’s cemetery and the downtown area of Changshou from two hours to 12 minutes, which brought Foguang more customers who used to limit their choices of cemetery products and services to the downtown area for transportation reasons. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area, which led to higher overall consumer consumption. The significant increase in income from operations was mainly attributable to Foguang’s overall development momentum and a healthy sales pipeline. Foguang has been able to increase traffic to the cemetery and build momentum, which makes the rest of the cemetery land more desirable and valuable.
Other Income
     For the year ended March 31, 2010, total other income amounted to $(106,026) as compared to $283,560 for the year ended March 31, 2009, an decrease of $389,586 or 135% from the comparable period in 2009. This change was primarily attributable the following:
     For the year ended March 31, 2010, other income amounted to $427,510 as compared to $255,893 for the year ended March 31, 2009, an increase of $171,617 or 67.1% from the comparable period in 2009. This change was primarily attributable to the divesture of some of our non-core assets to an unrelated third party.
     For the year ended March 31, 2010, loss on change in fair value of warrants classified as a derivative liability is $571,950 as compared to $0.00 for the year ended March 31, 2009, an increase of $571,950 or 100% from the comparable period. This change was attributable to warrants that were issued in connection with the February 2010 Private Placement of common stock.
     For the year ended March 31, 2010, interest expense stayed approximately the same from $235,240 as compared to $235,208 for the year ended March 31, 2009 because our outstanding loans did not change and interest rates stayed stable.
     For the year ended March 31, 2010, rental income, net amounted to $261,750 as compared to $260,286 for the year ended March 31, 2009, an increase of $1,464 or 0.5% from the comparable period in 2009. This change was primarily attributable to the change in the foreign exchange rate between the RMB and the US dollar, since the income was paid in RMB and then converted to US dollar.
     For the year ended March 31, 2010, non-operating expense amounted to $12,642 as compared to $3,772 for the year ended March 31, 2009, an increase of $8,870 or 235.2% from the comparable period in 2009. This change was primarily attributable to the cost associated with the divesture of non-core assets.
Liquidity and Capital Resources
Year Ended March 31, 2010
     For the year ended March 31, 2010, net cash provided by operating activities was $9,497,685, as compared to net cash provided by operating activities of $6,489,196 for the year ended March 31, 2009. The increase was primarily attributable to the increase in the sales of cemetery plots, offset by costs incurred to build up inventory.
     For the year ended March 31, 2010, net cash used in investing activities was $5,998,116 as compared to net cash used in investing activities of $6,988,020 for the year ended March 31, 2009. The decrease was mainly due to a previous prepayment for trees which the company received in full this year and for a reclassficiation of headstones from prepayment to a related party accounts receivable.
     For fiscal year 2010, the net cash provided by financing activities was $4,195,371 compared to no cash used in or provided by financing activities for fiscal year 2009. On February 19, 2010, we completed a financing transaction with 24 institutional and/or accredited investors (collectively the “Purchasers”) pursuant to which we sold $4,599,371 of units of our equity securities to the Purchasers in a private placement (the “Transaction”). Each unit is comprised of 100,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), at a per share purchase price of $3.28 per share, and warrants to purchase up to 50,000 shares of Common Stock. At the closing of the Transaction on February 23, 2010, we issued 1,402,262 shares of Common Stock and four-year warrants to purchase 701,126 shares of Common Stock (the “Warrants”) at $4.10 per share. In addition, we issued warrants to purchase up to 70,113 shares of common stock at $4.10 per share to our placement agent and its assignees for the Transaction. Offering costs of approximately $404,000 was netted against the proceeds.
     As of March 31, 2010, we had available and unrestricted cash of $9,367,276. Our total current assets were $20,564,611 and our total current liabilities were $6,437,449. We believe that we have adequate working capital to sustain operations and maintain positive operating cash flows for at least the next twelve months.

     We have various short term loans of approximately $2.5 million that are due and payable by March 2011. We plan to use all the funds from the Transaction to develop the Gui Yuan II project. In 2010, we plan to complete the first phase of land acquisition and the construction of the cemetery and supporting facilities within the acquired land. We plan to develop 5,000 external tombs and 2,000 internal tombs. After the Gui Yuan II project is completed, our next focus will be the development of the Longqiao Lake project. In 2011, we plan to develop tourism, leisure, entertainment, dining accommodation, transportation and other comprehensive services and facilities. We plan to expand our seedling base in the Longqiao Lake area. Management believes that the funds for such short-term developments can be obtained through the sale of securities or issuance of debt instruments in addition to our retained earnings. Foguang’s projected income is approximately US$12 and US$16 million in 2011 and 2012, respectively, so Foguang expects to have enough funds for its short term development projects.
     Our long term development includes acquisition and merger with cemeteries locally or in other cities. We plan to acquire Shenzhen Huaqiao Public Cemetery in 2013. The funds needed for this acquisition is approximately US$29.33 million.
     We believe that cash and cash equivalents currently on hand and cash flows from operations will be sufficient to continue our operations and to pursue our growth strategy for the foreseeable future. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our advertising and marketing programs; investing in our sales force; the levels of the inventory we carry; and other factors relating to our business. We will require additional financing in the future in order to execute our operating and growth plans and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity. There are no assurances that our plans will be successful, or even be implemented.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
     We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.
     The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
		(In Thousands)
Contractual Obligations :
Bank Indebtedness	$2,475	$2,475	$—	$—	$—
Other Indebtedness	$443	$44	$104	$69	$225
Capital Lease Obligations	$—	$—	$—	$—	$—

Purchase Obligations	$50,000	$25,000	$25,000	$—	$—

Total Contractual Obligations:	$52,918	$27,519	$25,104	$69	$225

Off-Balance Sheet Arrangements
     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.
Exchange Rates
     We maintain our books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, the Company translates our assets and liabilities into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.
     Until July 21, 2005, RMB had been pegged to USD at the rate of RMB8.30: USD$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to USD was adjusted to RMB8.11: USD$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as USD$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of USD against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.
     The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this report were as follows:

	March 31,	March 31,
	2010	2009
Balance sheet items, except for the registered and paid-up capital, as of end of period/year.	USD1:RMB 0.1467	USD1:RMB 0.1465

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended.	USD1:RMB 0.14664	USD1:RMB 0.14582
No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.
Inflation
     We believe that inflation has not had a material effect on our operations to date.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

     Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2010, we had approximately $9,367,276 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.
     Foreign Exchange Rates. A substantial portion of our sales is denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly among the U.S. dollar, and RMB, affect our gross and net profit margins and could result in foreign exchange and operating losses.
     Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from all of our revenue and cost of goods sold being conducted in RMB and then converting it to USD. We translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $346,088 and $511,749 in fiscal 2010 and 2009 respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.
     Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.
     Country Risk. The substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.
     Interest Rate Risk. We may face some risk from potential fluctuations in interest rates, although our debt obligations are primarily short-term in nature, but some bank loans have different rates. If interest rates have great fluctuations, our financing cost may be significantly affected.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item 8 is incorporated by reference to information begins on Page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     As reported in the Form 8-K filed with the SEC on April 8, 2010, we changed our independent accountants from Webb & Company, P.A. to PMB Helin Donovan, LLP effective April 5, 2010.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).
     Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the weaknesses described below under “Management’s Report on Internal Control over Financial Reporting.”
Management’s Report on Internal Control Over Financial Reporting
     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

     Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2010 the following weaknesses in our internal control over financial reporting have been identified:
(i)	As of March 31, 2010, the Company does not have adequate office and financial staffing in place to effectively control the level of transaction activity and consistently address the complex accounting matters that arise on a timely basis.

(ii)	A principal shareholder and director of the Company who is involved in certain functions of the daily operations of the Company, could in theory override normal operating procedures.
     Given the above identified matters, management believes that disclosure controls and procedures are not effective. Further, even with proper oversight and controls, management do not expect that our disclosure controls and procedures or our internal controls will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant would be detected.
     Due to the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010.
Management’s Remediation Initiatives
     We have planned to make the following necessary changes and improvements to address the material weaknesses in our internal control over financial reporting as described above:
•	recruiting accounting resources to fulfill U.S. GAAP reporting requirements;

•	providing training to our finance team and other relevant personnel of the Company in respect of identification of U.S. GAAP accounting guidance applicable to the Company’s financial statements; and;

•	deferring to external expertise, i.e., outside firm as accounting advisors, if necessary to ensure proper disclosure and reporting in a timely fashion.
     This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Form 10-K.
Changes in Internal Control
     Except as otherwise discussed herein, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Departure and Appointment of Officers and Directors
Departure of Sole Officer and Director
     Effective February 12, 2010, Helen Schwartz voluntarily resigned as the President, Chief Executive Officer, Chief Financial Officer, and sole director of the Company at the closing of the Share Exchange.
Appointment of Officers
     Effective February 12, 2010, Yiyou Ran was appointed as the Chief Executive Officer and President and Michael Wang was appointed as the Chief Financial Officer, Secretary and Treasurer of the Company at the closing of the Share Exchange.
Appointment of Directors
     Effective February 12, 2010, Yiyou Ran was appointed as the Chairman of our board of directors and Michael Wang, Jianquan Chen and Tim Hudson were also appointed to our board of directors at the closing of the Share Exchange.
     Effective April 1, 2010, Michael Rudolph and Lihua Zhang were appointed to our board of directors.
     Effective May 1, 2010, Ray Hsu was appointed to our board of directors.
Current Management
     The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Effective Date of Appointment
Yiyou Ran	47	President, Chief Executive Officer and Chairman of the Board	February 12, 2010
Michael Wang	32	Chief Financial Officer, Treasurer, Secretary and Director	February 12, 2010
Jianquan Chen	36	Director	February 12, 2010
Tim Hudson	56	Director	February 12, 2010
Michael Rudolph	59	Director	April 1, 2010
Lihua Zhang	54	Director	April 1, 2010
Ray Hsu	40	Director	May 1, 2010
Biographical Information
     The following is a brief account of the education and business experience of these directors and executive officers during at least the past five years, indicating the person’s principal occupation during the period, the name and principal business of the organization by which he or she was employed. Below also includes a discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director for the Company.
     Yiyou Ran received a bachelor degree in Atmosphere Quality Assessment from Chengdu Institute of Meteorology in 1983 and a master degree in Economic Management from Southwestern University of Finance and Economics in 1997. Mr. Ran established Chongqing Fo Guang Tourism Development Co., Ltd. in October 2002 and serve as the legal representative and Chairman of the Company. Mr. Ran is a member of the Association of Industry and Commerce of ChangShou and the President of the Chamber of Industry and Commerce of Jiangnan Town. Mr. Ran was given the honor as “Non-Public Ownership System Public Figure, Excellent Socialism Constructor” in 2006 by the United Front Work Department of the CPC and the Association of Industry and Commerce of Changshou District in Chongqing.
     Mr. Ran is the founder and Chairman of Foguang and he had developed Foguang from a small local company into one of the 50 largest private companies in Chongqing City. Mr. Ran is very experienced in the death care industry and he is responsible for developing Foguang’s strategic vision and mission. Mr. Ran has also developed good relationships with the local government and other key players in the industry. Mr. Ran is considered the soul of Foguang and his service and knowledge are invaluable to the Company.
     Michael Wang graduated from University of Texas in 2001 with a masters degree in Accounting and received a M.B.A from the Tuck School of Business in 2007. Licensed as a CPA in the state of Texas, Mr. Wang formerly worked as an auditor at Ernst and Young and started his career as a financial analyst at Arthur Anderson. Mr. Wang formerly worked as the Chief Financial Officer of Snif Labs Inc., a RFID technology company based in Massachusetts and served as a special consultant to the CEO of JTec Inc., a software company based in Beijing.
     Mr. Wang is an asset to the Company due to his education and background in accounting and finance. Mr. Wang has professional knowledge in U.S. GAAP and is very experienced in financial management from his previous finance and auditing positions with Ernst and Young and Arthur Anderson, and several executive positions with U.S. companies. Mr. Wang’s professional experience in the United States offers a good balance to Foguang, which is based in China. Mr. Wang’s skills and experience will be very helpful to the Company’s listing process.
     Jianquan Chen graduated from Wuhan University of Electric Engineering in 1996 with a major in Construction Engineering. Mr. Chen formerly worked as the Vice President of the Chamber of Industry and Commerce of Jiangnan Town and served as the chief engineer of Chongqing Shenglin Architectural Engineering Co., Ltd. Currently, Mr. Chen serves as the Vice President, Deputy Chairman, Deputy General Manager and the Senior Engineer of Chongqing Fo Guang Tourism Development (Group) Co., Ltd.
     Mr. Chen also serves as the founder and General Manager of Foguang. He has managed Foguang alongside Mr. Ran for over 8 years and is responsible for Foguang’s overall operation and management. Mr. Chen formulated Foguang’s current strategic plan and has comprehensive knowledge of the death care industry. Mr. Chen has established a very good partnership with Mr. Ran and the key employees of Foguang so it is a good prospect for Foguang’s long-term development.
     Tim Hudson is currently President of the University of Houston, Victoria. Previously, Dr. Hudson served as provost and founding dean of the College of International and Continuing Education at the University of Southern Mississippi. Prior to that, he served as an analyst for the U. S. Department of State. Dr. Hudson received his Ph.D. in Geography from Clark University in Worcester, Massachusetts.
     Mr. Hudson has a deep background in the development of education in the U.S. Mr. Hudson was also invited as the sole U.S. representative to serve on the European Commission’s Millennium Committee, which was responsible for producing a strategic plan for European higher education for the next decade. Mr. Hudson’s familiarity with U.S. regulations and relations in the U.S. is valuable to Foguang, a company based in China. Mr. Hudson’s experience is also going to help the Company with its listing process in the U.S.
     Michael Rudolph is currently the founder, chief financial officer and managing member of Viking Asset Management, LLC and an investment adviser to Longview Fund, LP and Longview Fund International, Ltd. (BVI). Previously, Mr. Rudolph served as the president of The Edgehill Group, Inc. and held various senior management positions with Charles Schwab’s Institutional Trading Division, Bank of America and Wells Fargo Bank. Mr. Rudolph also served on several board of directors, including ElectroSource, LLC and the Stanford University Medical Center Stroke Advisory Board. Mr. Rudolph received his Bachelor’s degree in Biochemistry from Purdue University in 1973 and a Master of Business Administration degree from Washington University in 1975.
     Mr. Rudolph has over 30 years of experience in the financial services industry, spanning from sales, marketing, finance, operations, lending, strategic planning, trust administration, investment management and administration. Mr. Rudolph also holds directorships in several other companies so he is an experienced director. Mr. Rudolph’s breadth of experience can help the Company to develop and mature in many ways, including helping the Company understand and adapt to the U.S. regulatory and stock market.
     Lihua Zhang is currently the chairman of Songyuan Hydropower Plant, Bo Gong Ken Hydropower Plant and Huaxi Hydropower Plant and has invested a total of RMB One Hundred Million in building these three plants. Mr. Zhang also serves as vice chairman of Zhejiang Commercial Association and is responsible for public relations between the Zhejiang Commercial Association and other government agencies in other provinces, including Taiwan and Hong Kong. Mr. Zhang also has served as a member of Political Consultant Conference in Songxi, Fujiang province. Mr. Zhang received his professional degree from Hangzhou Water Resources and Hydropower Professional School in 1980.
     Mr. Zhang has over 20 years of business experience in the management, operation and development of Chinese companies, including knowledge of accounting, finance and public relation principles accumulated from his two decades of business experience. He has also served as the vice chairman of Zhejiang Commerce Association so he is skilled in handling public affairs and has good relationships with the local government. Mr. Zhang’s vast understanding of Chinese companies and relationships with the government makes him a valuable asset to the Company.
     Ray Hsu also serves as the senior product manager at National Instruments (“NI”) where he leads initiatives to create innovative products to enable hands-on learning for science, technology, engineering, and math education. Mr. Hsu works closely with educators and industry partners such as LEGO, FIRST, and Project Lead the Way to significantly improve K-12 curriculum and better prepare students for a successful career in science and engineering. Mr. Hsu has over 17 years of experience leading high-growth companies to create highly successful software products and solutions for a variety of industries. Prior to joining NI, Mr. Hsu was the vice president and founding member of @hand Corporation and responsible for delivering enterprise mobile solutions for the Oil & Gas industry and federal government agencies. Mr. Hsu started his professional career as senior member of the LabVIEW software development team at NI. He was awarded two U.S. patents for his work related to detecting differences between two graphical programs. Mr. Hsu received a Master of Science degree from the Georgia Institute of Technology in 1994 and a Bachelor of Science degree from the University of Texas at Arlington in 1992.
     Mr. Hsu has vast experience in management and software development and his unique experience adds value to the Company. Mr. Hsu is a Chinese-American whom is fluent in Mandarin and Chinese. Mr. Hsu’s background should bridge the gap between the Chinese and American directors on the board and his language skills will be very useful with communicating with the Chinese management and directors of Foguang.
Family Relationships
     There are no family relationships between or among any of our directors and executive officers.
Involvement in Certain Legal Proceedings
     There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.
Board of Directors
     Our board of directors is currently composed of seven members. All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified. Our bylaws provide that the authorized number of directors will be not less than one.

Board Committees; Director Independence
     Effective May 1, 2010, our board of directors established an audit committee, a nominating committee and a compensation committee.
Audit Committee
     Currently, three directors comprise the Audit Committee: Michael Rudolph, Ray Hsu and Tim Hudson. Mr. Rudolph serves as Chairman of the Audit Committee. The members of the Audit Committee are currently “independent directors” as that term is defined under the listing standards of both the American Stock Exchange and the NASD Marketplace Rules. Mr. Rudolph also qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Mr. Rudolph has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and experience.
     Our Audit Committee is responsible, in accordance with the Audit Committee charter, recommending our independent auditors, and overseeing our audit activities and certain financial matters to protect against improper and unsound practices and to furnish adequate protection to all assets and records.
     Our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.
Compensation Committee
     The Compensation Committee currently consists of Mr. Hudson, Mr. Rudolph and Mr. Zhang. Mr. Hudson serves as Chairman of the Compensation Committee. The members of the Compensation Committee are currently “independent directors” under the listing standards of both the American Stock Exchange and the NASD Marketplace Rules.
     In accordance with the Compensation Committee’s charter, the Compensation Committee is responsible for overseeing and, and as appropriate, making recommendations to the board regarding the annual salaries and other compensation of the Company’s executive officers and general employees and other polices, providing assistance and recommendations with respect to the compensation policies and practices of the Company.
Nominating Committee
     The Nominating Committee currently consists of Mr. Hsu, Mr. Rudolph and Mr. Zhang. Mr. Hsu serves as the Chairman of the Nominating Committee. The members of the Nominating Committee are currently “independent directors” under the listing standards of both the American Stock Exchange and the NASD Marketplace Rules.
     In accordance with the Nominating Committee’s charter, the Nominating Committee is responsible for proposing to the board a slate of nominees for election by the stockholders at the Annual Meeting of Stockholders, to periodically review and develop criteria for selection of new directors and nominees for vacancies on the board, to review the desired experience and qualities to assure appropriate board composition, and to recommend to the board qualified candidates for the board.
Code of Ethics
     The Company has formally adopted a written financial code of ethics to be applied to the Company’s Chief Executive Officer, Chief Financial Officer and finance department personnel. The Chief Executive Officer, Chief Financial Officer and finance department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Artistry as a whole that ensures the fair and timely reporting of our financial results and conditions.
Compensation Committee Interlocks and Insider Participation
     No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, as of the date of filing of this Form 10-K, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The Compensation Committee of our board of directors and our Chief Executive Officer, and Chief Financial Officer are collectively responsible for implementing and administering all aspects of our benefit and compensation plans and programs, as well as developing specific policies regarding compensation of our executive officers. The Board of Directors has determined that all of the members of our Compensation Committee, Mr. Hudson, Mr. Rudolph and Mr. Zhang are currently “independent directors” under the listing standards of both the American Stock Exchange and the NASD Marketplace Rules.
Compensation Objectives
     Our primary goal with respect to executive compensation has been to set compensation at levels that attract and retain the most talented and dedicated executives possible. Individual executive compensation is set at levels believed to be comparable with executives in other companies of similar size and stage of development operating in China. The Committee has implemented and maintained compensation policies that attempt to accomplish our strategic goals.
Elements of Compensation
     Base Salary. All full time executives are paid a base salary. In all cases, the Committee establishes a minimum base salary for our executive officers. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.
     Chinese Government Imposed Compensation. As a result of mandatory government employment standards, our executives are also entitled to certain annual statutory benefits, including fully subsidized, Company-paid health insurance, seven days of paid vacation and unlimited paid sick leave.

Determination of Compensation
     Our Chief Executive Officer and Chief Financial Officer meet during the last several weeks of our fiscal year to evaluate each non-executive employee’s performance and determine his or her compensation for the following year. In the case of our executive officers, the Compensation Committee similarly evaluates the executive’s performance and the objectives set forth above at or about the end of our fiscal year to determine executive compensation.
Summary Compensation Tables
     The following table sets forth information concerning the compensation for the fiscal years ended March 31, 2010 and 2009 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

						Non-Equity
						Incentive	Nonquali-fied
						Plan	Deferred
				Stock	Option	Compen-	Compen-sation	All Other
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	Compen-sation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Yiyou Ran, CEO (1)	2010	220,558	0	0	0	0	0	0	220,558
	2009	137,507	0	0	0	0	0	0	137,507

Michael Wang, CFO (2)	2010	9,000	0	0	0	0	0	0	9,000
	2009	0	0	0	0	0	0	0	0

Jianquan Chen, General Manager (3)	2010	148,200	0	0	0	0	0	0	148,200
	2009	106,950	0	0	0	0	0	0	106,950

(1)	Mr. Ran received his compensation for the fiscal year ended March 31, 2010 from Foguang, which was paid in RMB. For reporting purposes, the amount has been converted to U.S. dollars at the conversion rate of RMB 6.82 to one U.S. dollar.

(2)	Mr. Wang received his compensation for the fiscal year ended March 31, 2010 from the Company, which was paid in U.S. dollar, paid by Foguang to the Company. Mr. Wang was appointed as CFO on February 10, 2010.

(3)	Mr. Chen received his compensation for the fiscal year ended March 31, 2010 from Foguang, which was paid in RMB. For reporting purposes, the amount has been converted to U.S. dollars at the conversion rate of RMB 6.82 to one U.S. dollar.
     None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.
Employment Agreements
     We have no employment agreements with any of our executive officers as of March 31, 2010.
Director Compensation
     For the year ended March 31, 2010, none of the members of our board of directors received compensation for his or her service as a director. Each of our directors has executed a director offer and acceptance letter with the Company. The term of the agreement is for one (1) year and shall continue until his or her successor is duly elected and qualified. The position shall be up for re-election each year at the annual stockholder’s meeting and upon re-election, the terms and provisions of the agreement shall remain in full force and effect. The annual compensation for each of the directors is 12,500 shares of the Company’s restricted common stock. Effective April 1, 2010, Tim Hudson, Michael Rudolph and Lihua Zhang, have each have executed and delivered a director offer and acceptance letter with the Company. Effective May 1, 2010, Ray Hsu has executed and delivered a director offer and acceptance letter with the Company. Under the terms of the agreements, Mr. Hudson, Mr. Rudolph, Mr. Zhang and Mr. Hsu shall be entitled to the annual compensation of 12,500 shares of the Company’s restricted common stock.
Potential Payments Upon Termination or Change-in-Control
     SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.
Pension Benefits
     We do not sponsor any qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation
     We do not maintain any non-qualified defined contribution or deferred compensation plans.
Indemnification of Officers and Directors
Delaware Law
     Section 145 of the Delaware General Corporation Law authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers in terms sufficiently broad to permit indemnification for liabilities, including reimbursement for expenses incurred, arising under the Securities Act. Pursuant to the provisions of Section 145, a corporation may indemnify its directors, officers, employees, and agents as follows:
     “(a) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that the person’s conduct was unlawful.
     (b) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.
     (c) To the extent that a present or former director or officer of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections (a) and (b) of this section, or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection therewith.
     (d) Any indemnification under subsections (a) and (b) of this section (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the present or former director, officer, employee or agent is proper in the circumstances because the person has met the applicable standard of conduct set forth in subsections (a) and (b) of this section. Such determination shall be made, with respect to a person who is a director or officer at the time of such determination, (1) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (2) by a committee of such directors designated by majority vote of such directors, even though less than a quorum, or (3) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (4) by the stockholders.
     (e) Expenses (including attorneys’ fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the corporation as authorized in this section. Such expenses (including attorneys’ fees) incurred by former directors and officers or other employees and agents may be so paid upon such terms and conditions, if any, as the corporation deems appropriate.
     (f) The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in such person’s official capacity and as to action in another capacity while holding such office.
     (g) A corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person’s status as such, whether or not the corporation would have the power to indemnify such person against such liability under this section.
     (h) For purposes of this section, references to “the corporation” shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this section with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued.
     (i) For purposes of this section, references to “other enterprises” shall include employee benefit plans; references to “fines” shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to “serving at the request of the corporation” shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner “not opposed to the best interests of the corporation” as referred to in this section.
     (j) The indemnification and advancement of expenses provided by, or granted pursuant to, this section shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
     (k) The Court of Chancery is hereby vested with exclusive jurisdiction to hear and determine all actions for advancement of expenses or indemnification brought under this section or under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise. The Court of Chancery may summarily determine a corporation’s obligation to advance expenses (including attorneys’ fees).”
Charter Provisions and Other Arrangements of the Registrant
     The Company currently has not adopted any indemnification provisions in its certificate of incorporation or bylaws for its officers and directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 239 Jianxin Road, Jiangbei District, Chongqing, PRC 400000. The percentage of class beneficially owned set forth below is based on 12,672,262 shares of common stock outstanding on July 9, 2010.

	Number of
	Shares		Percentage of
	beneficially		class beneficially
Named executive officers and directors:	owned		owned
Yiyou Ran (1)	7,150,000	(1)	56.4%
Michael Wang (2)	30,000		*	%
Jianquan Chen (1)	7,150,000	(1)	56.4%
Tim Hudson (3)	102,500		*	%
Michael Rudolph (4)	12,500		*	%
Lihua Zhang (5)	12,500		*	%
Ray Hsu (6)	12,500		*	%

All directors and executive officers as a group (7 persons)	7,320,000	(1)	57.8%

5% Shareholders:
Holy Golden Industry Limited (1)	7,150,000	(1)	56.4%

*	Less than 1%.

(1)	The address of Holy Golden Industry Limited (“Holy Golden”) is Scotia Centre, 4th Floor, P.O. Box 2804, George Town, Grand Cayman KY 1-1112, Cayman Islands. The shareholders of Holy Goldenare Yiyou Ran (24.00%), Jianquan Chen (27.9%), Chaoyang Fu (16.74%), Yang Chen (24.36%) and Mingsheng Liu (7.00%), with Yiyou Ran, Jianquan Chen and Yang Chen also as its directors. As such they are deemed to have or share investment control over Holy Golden’s portfolio. The number of shares of common stock reported herein as beneficially owned by Mr. Ran and Mr. Chen are held by Holy Golden, which they in turn own indirectly through their respective ownership of Holy Golden.

(2)	Mr. Wang’s address is: 2500 Citywest Boulevard, Suite 304, Houston, Texas 77402.

(3)	Dr. Hudson’s address is: 3007 North Ben Wilson, Victoria, Texas 77901.

(4)	Mr. Rudolph’s address is: 1435 Alvarado Ave., Burlingame, California 94010.

(5)	Mr. Zhang’s address is: No. 4, Row 1, Wenquan Garden, Wuyi, Zhejiang Province, P.R.C 321200.

(6)	Mr. Hsu’s address is: 10304 Tularosa Pass, Austin, Texas 78726
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Share Exchange Agreement
     On February 12, 2010 (“Closing” or the “Closing Date”), we executed the Exchange Agreement with Gold Industry and the Cayman Shareholder. Gold Industry owns 100% of Gold Holy, which in turn owns 100% of Ran Ji, a WFOE under the laws of the PRC. On the Closing Date of the Exchange Agreement, we issued 8,800,000 shares of our common stock to the Cayman Shareholder in exchange for 100% of the issued and outstanding common stock of Gold Industry. Immediately after the Closing, we had a total of 11,000,000 shares of Common Stock outstanding, with the Cayman Shareholder owning approximately 80% of our total issued and outstanding common shares.
Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE
     As described in “Business – Our History and Corporate Structure” above, we control Foguang through contractual arrangements between Foguang and Ran Ji. These contracts include a consulting services agreement, operating agreement, equity pledge agreement, option agreement, and proxy agreement. As described below, some of our officers and directors are also management members of Gold Industry, Gold Holy, Ran Ji and Foguang:
     Mr. Yiyou Ran, our Chairman and Chief Executive Officer, is also a director of Gold Industry, Gold Holy, Ran Ji and Foguang. He is also a shareholder and director of Holy Golden Industry Limited, which owned approximately 56.4% of our common stock issued and outstanding as of July 9, 2010.
     Mr. Jianquan Chen, a member of our board of directors, is also a director of Gold Industry, Gold Holy, Ran Ji and Foguang. He is also a shareholder and director of Holy Golden Industry Limited, which owned approximately 56.4% of our common stock issued and outstanding as of July 9, 2010.
Other Related Party Transactions
     The Company had $1,408,320 and $1,406,400 in prepayments to a related party supplier as of March 31, 2010 and 2009, respectively.
Director Independence
     See Item 10 “Directors, Executive Officers and Corporation Governance” for a discussion of board member independence.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth fees billed to us by our independent registered accounting firm, PMB Helin Donovan, LLP during the fiscal years ended March 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as

Audit Fees, and (iii) services rendered in connection with tax compliance, tax advice and tax planning. We did not engage our auditors for any other services during the fiscal years ended March 31, 2010 and 2009.

	March 31,	March 31,
	2010	2009
(i) Audit Fees	$95,000	$75,000
(ii) Audit Related Fees	25,000	—
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—

Total fees	$120,000	$75,000

Pre-Approval Policy
     Effective May 1, 2010, our Audit Committee pre-approves all audit and non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.
The Audit Committee will not grant approval for:
•	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;

•	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or

•	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.
     Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.
     In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee or our Chairman will consider all relevant facts and circumstances, including the following four basic guidelines:
•	whether the service creates a mutual or conflicting interest between the auditor and the Company;

•	whether the service places the auditor in the position of auditing his or her own work;

•	whether the service results in the auditor acting as management or an employee of the Company; and

•	whether the service places the auditor in a position of being an advocate for the Company.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
     Our consolidated financial statements for the fiscal years ending March 31, 2010 and 2009 begin on page F-1 of this Form 10-K. We are not required to file any financial statement schedules.
Exhibits
     The Exhibit Index lists those documents that we are required to file with this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
2.1	Share Exchange Agreement by and among Artistry and Your Out Doors LLC. (“YOD”) and the members of YOD dated March 12, 2009 (2)

2.2	Share Exchange Agreement by and among Artistry Publications, Inc. , Gold Industry Limited and the shareholders of Gold Industry dated February 12, 2010 (4)

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Amended and Restated By-Laws*

4.1	Form of Warrant Issued to Purchasers in the February 2010 Financing (6)

5.1	Opinion of Richardson & Patel LLP (9)

5.2	Opinion of Tian Yuan Law Firm*

10.1	Consulting Service Agreement (4)

10.2	Operating Agreement (4)

10.3	Equity Pledge Agreement (4)

10.4	Option Agreement (4)

10.5	Voting Rights Proxy Agreement (4)

10.6	Rural Land Lease Agreement (4)

10.7	Jiangbei Office Lease Agreement (4)

10.8	Nan’an Office Lease Agreement (4)

10.9	Bowling House Lease Agreement (4)

10.10	Form of Securities Purchase Agreement dated February 23, 2010 (6)

10.11	Form of Registration Rights Agreement, dated February 23, 2010 (6)

10.12	Form of Board Offer and Acceptance Letter (8)

10.13	Bluestone Pavement Slab and Tombstone Memorial Contract dated January 28, 2010 *

10.14	Construction Agreement dated November 4, 2009 *

14.1	Code of Ethics (3)

21.1	List of subsidiaries (9)

23.1	Consent of Richardson & Patel LLP (contained in Exhibit 5.1)

23.2	Consent of PMB Helin Donovan, LLP (9)

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Presentation Materials (5)

99.2	Press Release dated March 4,2 010 (7)

99.3	Schedule to Form of Warrant *

99.4	Schedule to Form of Securities Purchase Agreement *

99.5	Schedule to Form of Registration Rights Agreement *

99.6	Schedule to Form of Board of Directors Offer and Acceptance Letter *

*	Filed herewith.

(1)	Filed as an Exhibit to Form SB-2 filed with the SEC on October 26, 2007.

(2)	Filed as an Exhibit to Form 8-K filed with the SEC on March 20, 2009.

(3)	Filed as an Exhibit to Form 10-K filed with the SEC on December 1, 2008.

(4)	Filed as an Exhibit to Form 8-K filed with the SEC on February 18, 2010.

(5)	Filed as an Exhibit to Form 8-K filed with the SEC on February 23, 2010.

(6)	Filed as an Exhibit to Form 8-K filed with the SEC on February 24, 2010.

(7)	Filed as an Exhibit to Form 8-K filed with the SEC on March 4, 2010.

(8)	Filed as an Exhibit to Form 8-K filed with the SEC on April 6, 2010.

(9)	Filed as an Exhibit to Form S-1 filed with the SEC on April 9, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Province of Chongqing, People’s Republic of China, on July 14, 2010.

CHINA REDSTONE GROUP, INC. (Registrant)
Dated: July 14, 2010	By:	/s/ Yiyou Ran
By: Yiyou Ran
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated: July 14, 2010	By:	/s/ Michael Wang
By: Michael Wang
Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yiyou Ran By: Yiyou Ran	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	July 14, 2010

/s/ Michael Wang By: Michael Wang	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	July 14, 2010

/s/ Jianquan Chen By: Jianquan Chen	Director	July 14, 2010

/s/ Tim Hudson By: Tim Hudson	Director	July 14, 2010

/s/ Michael Rudolph By: Michael Rudolph	Director	July 14, 2010

/s/ Lihua Zhang By: Lihua Zhang	Director	July 14, 2010

/s/ Ray Hsu By: Ray Hsu	Director	July 14, 2010

REPORT OF INDEPENDENT REGISTER PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
We have audited the accompanying consolidated balance sheets of China Redstone Group, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Redstone Group, Inc. as of March 31, 2010 and 2009 and the results of its operations and comprehensive income and its cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Spokane, WA
July 14, 2010

CHINA REDSTONE GROUP, INC
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$9,367,276	$1,392,961
Accounts receivable	—	61,384
Inventory	11,194,905	6,178,182
Other current assets	2,430	80,582

TOTAL CURRENT ASSETS	20,564,611	7,713,109

PROPERTY AND EQUIPMENT, NET	7,241,174	7,629,342

OTHER NON-CURRENT ASSETS
Costs incurred for real estate projects in progress	10,122,300	4,101,970
Related party receivable	1,408,320	1,406,400
Prepaid lease expense	787,412	828,124
Other assets	—	16,592
Intangible assets, net	11,787,903	12,319,893

TOTAL OTHER NON-CURRENT ASSETS	24,105,935	18,672,979

TOTAL ASSETS	$51,911,720	34,015,430

L I A B I L I T I E S & S T O C K H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES
Accounts payable	$113,197	$308,637
Welfare payable	97,064	96,932
Taxes payable	1,441,490	845,525
Other accrued payables	76,507	54,523
Current portion of deferred revenue	425,000	425,000
Accrued inventory purchases	443,036	—
Short-term notes payable	2,474,829	2,471,455
Warrent derivative liability	1,366,326	—

TOTAL CURRENT LIABILITIES	6,437,449	4,202,072

LONG-TERM LIABILITIES
Deferred revenue	9,625,403	10,038,803

TOTAL LONG-TERM LIABILITIES	9,625,403	10,038,803

COMMITMENTS AND CONTINGENCIES (NOTE 17)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	—	—
Common stock, 100,000,000 shares authorized,
$0.001 par value; 12,402,262 and 8,800,000 shares
issued and outstanding, respectively	12,402	8,800
Additional paid-in capital	15,488,593	12,091,200
Retained earnings	18,161,863	5,834,633
Accumulated other comprehensive income	2,186,010	1,839,922

TOTAL STOCKHOLDERS’ EQUITY	35,848,868	19,774,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,911,720	$34,015,430

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the year ended	For the year ended
	March 31, 2010	March 31, 2009
REVENUE
Cemetery	$36,498,969	$17,647,785
Park construction services	—	665,935

Total revenue	36,498,969	18,313,720

COST OF GOODS SOLD
Cemetery	17,565,765	9,445,153
Park construction services	—	493,700

Total cost of goods sold	17,565,765	9,938,853

GROSS PROFIT	18,933,204	8,374,867

OPERATING E X P E N S E S
Selling expenses	196,945	426,415
General & administrative expenses	1,595,639	1,045,060

TOTAL OPERATING EXPENSES	1,792,584	1,471,475

INCOME FROM OPERATIONS	17,140,620	6,903,392

OTHER INCOME (EXPENSES)
Other income	427,510	255,893
Loss on change in fair value of warrants classified as derivatives	(571,950)	—
Interest expenses	(235,240)	(235,208)
Interest income	24,546	6,361
Rental income, net	261,750	260,286
Non-operating expenses	(12,642)	(3,772)

TOTAL OTHER INCOME	(106,026)	283,560

INCOME BEFORE INCOME TAXES	17,034,594	7,186,952

INCOME TAXES	(4,707,364)	(1,689,693)

NET INCOME	$12,327,230	$5,497,259

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	346,088	511,749

COMPREHENSIVE INCOME	$12,673,318	$6,009,008

EARNINGS PER SHARE:
EARNINGS PER SHARE — BASIC	$1.33	$0.62

EARNINGS PER SHARE — DILUTED	$1.33	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	9,283,591	8,800,000

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	9,283,591	8,800,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number				Accumulated Other	Stockholders’
	of Shares	Amount	APIC	Retained Earnings	Comprehensive income (loss)	Equity
Balance, March 31, 2008	8,800,000	$8,800	$12,091,200	$337,374	$1,328,174	$13,765,548

Net income for the year ended March 31, 2009	—	—	—	5,497,259	—	5,497,259

Foreign currency translation adjustment	—	—	—	—	511,748	511,748

Balance, March 31, 2009	8,800,000	$8,800	$12,091,200	$5,834,633	$1,839,922	$19,774,555

Sale of common shares and warrants (units) for cash, net of costs of $404,000	1,402,262	1,402	3,399,593	—	—	3,400,995

Effect of reverse merger	2,200,000	2,200	(2,200)	—	—	—
Net income for the year ended March 31, 2010	—	—	—	12,327,230	—	12,327,230

Foreign currency translation adjustment	—	—	—	—	346,088	346,088

Balance, March 31, 2010	12,402,262	$12,402	$15,488,593	$18,161,863	$2,186,010	$35,848,868

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,327,230	$5,497,259

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	440,245	422,774
Loss on change in fair value of warrants classified as derivatives	571,950	—
Changes in assets and liabilities:
Accounts receivable	61,467	122,828
Other receivable	78,052	—
Inventory	(4,459,479)	2,915,901
Prepaid lease expense	39,412	(828,124)
Advances to suppliers	—	263,703
Related party receivable	2,641	373,572
Other current assets	—	50,898
Accounts payable	(195,862)	(1,549,472)
Welfare payable	(44)	2,448
Taxes payable	594,812	263,206
Other accrued payables	21,910	(53,422)
Related party payables	—	(735,289)
Accrued inventory purchases	443,036	—
Deferred revenue	(427,685)	(257,086)

Net cash provided by operating activities	9,497,684	6,489,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(1,479,650)
Costs incurred for real estate projects in progress	(5,998,116)	(4,101,970)
Prepayments to related party suppliers	—	(1,406,400)

Net cash used in investing activities	(5,998,116)	(6,988,020)

CASH FLOWS FROM FINANCING ACTIVITY:
Sale of common stock units including warrants, net of costs of $404,000	4,195,371	—

Net cash provided by financing activities	4,195,371	—

Net (decrease) increase in cash and cash equivalents	7,694,940	(498,824)

Effects of foreign exchange translation	279,375	172,165

Cash and cash equivalents, beginning of period	1,392,961	1,719,620

Cash and cash equivalents, end of period	$9,367,276	$1,392,961

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS
China Redstone Group, Inc. (the “Company”) was incorporated in Delaware on July 10, 2007, originally under the name “Artistry Publications, Inc.” China Redstone Group Inc., and its subsidiaries and its controlled entity, Chongqing Foguang Tourism Development (Group) Co., Ltd, are principally engaged in the development of cemetery plots and cemetery in the Peoples’ Republic of China. All operations are carried out under Chongqing Foguang Tourism Development (Group) Co., Ltd., which sells the burial spaces. As a part of business integration and cross-marketing, Chongquing Fouguang Tourism Development Co.., Ltd., is also engaged in the development of a park in the PRC.
In the PRC, the Company has developed 113,280 square meters and will develop 565,000 square meters for cemetery plots, and will develop 1,194,804 square meters for a park in Chongqing.
History
Artistry Publications, Inc. was originally formed for the purpose of entering the photography industry and establishing a large scale photography publishing business focused on American History. The Company’s plan was to develop a successful photo journal publishing company by depicting history and producing excellent affordable artwork in practical items to entertain and educate.
On February 10, 2010, the Share Exchange closed and Gold Industry became the Company’s wholly-owned subsidiary. On April 6, 2010, in connection with the Share Exchange, the Company changed its name to “China Redstone Group, Inc.” to better reflect its business operations.
All of the Company’s business operations are carried out by Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), which the Company controls through contractual arrangements between Foguang and Chongqing Ran Ji Industrial Co., Ltd. (“Ran Ji”), a company wholly-owned by Gold Holy Industry Limited (“Gold Holy”), a company wholly-owned by Gold Industry. Further, Mr. Yiyou Ran, the Company’s chairman and chief executive officer, and Mr. Jianquan Chen, a Company director, are directors of Gold Industry, Gold Holy, Ran Ji and Foguang. Mr. Ran and Mr. Chen are also shareholders and directors of Holy Golden Industry Limited, a British Virgins Island company which currently owns approximately 56% of the Company’s issued and outstanding common stock. Through these contractual arrangements, the Company has the ability to substantially influence Foguang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control Foguang, the Company is considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in its financial statements.
Specifically, on December 15, 2009, Ran Ji entered into following exclusive agreements with Foguang and its owners (collectively the “Contractual Arrangements”):
(1) Consulting Services Agreement, through which Ran Ji has the right to advise, consult, manage and operate Foguang, and collect and own all of its net profits;

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
(2) Operating Agreement, through which Ran Ji has the right to recommend director candidates and appoint the senior executives of Foguang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Foguang, and guarantee the contractual performance by Foguang of any agreements with third parties, in exchange for a pledge by Foguang of its accounts receivable and assets;
(3) Proxy Agreement, under which the owners of Foguang have vested their collective voting control over Foguang to Ran Ji and will only transfer their respective equity interests in Foguang to Ran Ji or its designee(s);
(4) Option Agreement, under which the owners of Foguang have granted Ran Ji the irrevocable right and option to acquire all of their equity interests in Foguang; and
(5) Equity Pledge Agreement, under which the owners of Foguang have pledged all of their rights, titles and interests in Foguang to Ran Ji to guarantee the performance of their obligations under the Consulting Services Agreement.
Other than the interests in the contractual arrangements, neither the Company, Gold Industry, Gold Holy nor Ranji owns any equity interests in Foguang. As a result of these Contractual Arrangements, which obligates Ran Ji to absorb a majority of the risk of loss from Foguang’s activities and enable Ran Ji to receive a majority of its expected residual returns, the Company believes that Foguang is a Variable Interest Entity (“VIE”), because the owners of Foguang do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in the accompanying consolidated financial statements.
However, Chinese laws and regulations concerning the validity of the contractual arrangement is uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government involves substantial uncertainty. Additionally, the contractual arrangement may not be as effective in providing control over Foguang as direct ownership, which the Company is restricted from under current Chinese law. Due to such uncertainty, the Company may take such additional steps in the future as may be permitted by the then applicable laws and regulations in China to further strengthen our control over or toward actual ownership of Foguang or its assets or business operations, which could include direct ownership of selected assets without jeopardizing any favorable government policies toward domestic owned enterprises. Because the Company relies on Foguang for its revenue, any termination of or disruption to the contractual arrangement would detrimentally affect the Company’s business and financial condition.
Gold Industry was incorporated on September 11, 2009, under the laws of the Cayman Islands. Gold Holy was incorporated on September 29, 2009, under the laws of Hong Kong Special Administrative Region. Ran Ji was established under the laws of the People’s Republic of China (“China” or the “PRC”) on December 15, 2009, as a wholly foreign owned enterprise (“WFOE”), with registered capital of $25,000,000 USD, of which the first $3,000,000 USD has been contributed and the balance due within two years. Foguang is a PRC limited liability company established on October 10, 2002 with registered capital of 100,000,000 RMB. Foguang is engaged in selling death care products, and holds the licenses and approvals necessary to operate its business in China.
All of the Company’s business operations are carried out by Foguang in the PRC. The Company’s fiscal year-end is March 31st.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies is presented to assist the understanding of the Company’s consolidated financial statements. The consolidated financial statements and notes are presentations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
conform to the accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.
Reverse Acquisition
On February 10, 2010, Artistry Publications, Inc., entered into a share exchange agreement (“ Share Exchange Agreement ”) under which it issued 8,800,000 shares of its Common Stock, par value $0.001, to the shareholders of Gold Industry Ltd, a Cayman Island company., in exchange for all the issued and outstanding shares of Gold Industry Limited (the “ Share Exchange ”). As a result of the Share Exchange, Gold Industry Ltd. has become a wholly-owned legal subsidiary of Artistry Publications, Inc., and Gold Industry Ltd. shareholders acquired a majority of Artistry Publications, Inc.’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Yiyou Ran (the managing director of Gold Industry Ltd., and all of its operating subsidiaries, “ Mr. Ran”) has been appointed the Chief Executive Officer of the Company.
As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Gold Industry, Ltd., is deemed to be the accounting acquirer (legal acquiree) and Artistry Publications, Inc., to be the accounting acquiree (legal acquirer). The financial statements before the date of Share Exchange are those of Gold Industry, Ltd., with the results of Artistry Publications, Inc. being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.
The reporting entities
The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIE:

		Percentage of
Subsidiaries/VIE	Incorporated in	Ownership
Gold Industry Limited	Cayman Islands	100.00%
Gold Holy Industry Limited	Hong Kong	100.00%
Chongqing Ran Ji Industry Co, Limited	PRC	100.00%
Foguang	PRC	VIE by Contractual Arrangements
Basis of presentation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been re-measured, translated and presented in United States Dollars ($).
Consolidation of Variable Interest Entities
VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. Each VIE with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.
The Company has concluded that Foguang is a VIE and that the Company’s indirect wholly owned subsidiary, Ran Ji, absorbs a majority of the risk of loss from the activities of Foguang, and enable the Company to receive a majority of Foguang’s expected residual returns. Accordingly, the Company accounts for Foguang as a VIE.
Because the Company and Foguang are under common control, the initial measurement of the assets and liabilities of Foguang for the purpose of consolidation by the Company is at book value. Neither the Company nor any of its subsidiaries has had any other business activities except for entering into the Contractual Arrangements with Foguang and its shareholders. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements are prepared as if the Company had been in existence since April 1, 2007 and throughout each of the two year periods ended March 31, 2010.
The consolidated financial statements include the financial statements for the Company, its subsidiaries and the VIE. All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates reflected in the Company’s consolidated financial statements include the fair value of financial instruments, the useful lives of and impairment for property and equipment, estimates of intangible assets, and accruals for taxes due. Actual results could differ from those estimates.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
Fair value of financial instruments
FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
☐	Level one — Quoted market prices in active markets for identical assets or liabilities;

☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at March 31,
Financial instruments	Level 1	Level 2	Level 3	2010	2009
Liabilities:
Derivative instruments — Warrants	$—	$1,366,327	$—	$1,366,327	$—
Total	$—	$1,366,327	$—	$1,366,327	$—
Derivative Instruments — Warrants
The Company issued 701,126 Warrants in connection with the February 2010 Private Placement of 1,402,262 shares of common stock, which are further disclosed in Note 13. 70,113 Warrants were issued to the placement agent. The strike price of these warrants is $4.10 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.
These Warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on April 1, 2009, the Company accounted for these warrants as derivative liabilities. All changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.
The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Warrants		Underwriter Warrants
	March 31,	Feb. 19,	March 31,	Feb. 19,
	2010	2010	2010	2010
Market price and estimated fair value of common stock:	$4.55	$3.50	$4.55	$3.50
Exercise price:	$4.10	$4.10	4.10	$4.10
Expected term (years):	3.87	4.00	3.87	4.00
Dividend yield:	—	—	—	—
Expected volatility:	41. %	41%	41%	41%
Risk-free interest rate:	2.07%	2.11%	2.07%	2.11%
The fair value of the warrants on February 18, 2009 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility: 41.40%, risk-free interest rate: 1.88%, and expected term: 3.86 years.
Before the reverse merger, the Company’s common stock had not been publicly traded. Whilst the Company’s common stock began public trading and was quoted on the OTCBB in February 2010, the fair value of the Company’s common stock as of February 19, 2010 has been determined based on market price.
As the Company’s stock only begun public trading effective with the reverse merger date, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “Accounting for Stock-Based Compensation”), the Company identified similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value).
The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.
Allocation of Proceeds from Private Placement
The proceeds from the Private Placement were first allocated between the Common Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $794,376 being allocated to the Warrants and $3,400,995 to the common shares.
In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ASC 820-10-65. This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ASC 320-10-65. This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: (1) the amount related to credit losses (recorded in earnings) and (2) all other amounts (recorded in other comprehensive income).
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ASC 320-10-65. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.
We elected to adopt these updates effective for interim and annual reporting periods ending after June 15, 2009.
ASC 825-10 Financial Instruments, previously SFAS No.159, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments. The carrying values of the Company’s financial instruments,

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and short-term notes payable approximate their fair values due to the short-term maturity of such instruments.
It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. In respect of foreign currency risk, the Company is not exposed to this risk as majority of its trading transactions are denominated in its functional currency.
Cash and cash equivalents
For the purpose of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.
Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company maintains certain amounts of its cash at state-owned banks in the PRC and has some cash on hand. The total cash balances maintained in accounts at these state-owned banks are not insured. The Company has not experienced any losses on such accounts.
The company maintains additional cash in a US Bank which, at times, may exceed federally insured limits. The amount in excess of the federally insured limits was $2,703,523 and $0 at March 31, 2010 and 2009 respectively.
Country Risk
As the Company’s principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in the United States. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.
In addition, all of the Company’s transactions undertaken in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.
Accounts receivable
Accounts receivable are carried at original invoice amount less allowance for doubtful receivables. Management’s evaluation on the adequacy of the allowance for doubtful accounts is based on a review of all outstanding amounts by account on a monthly basis. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company will write off 100% as bad debt. In management’s opinion, no allowance for doubtful accounts is necessary at March 31, 2010 and 2009.
Inventory
Inventory is stated at the lower of cost or market (using the first in, first out method). Market value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
The Company uses the full cost absorption method of accounting for direct costs associated with land development and construction of cemetery plots, including interest and costs of land use rights. Such costs are allocated to the estimated number of cemetery plots to be developed using the selling price relative fair value method. When the cemetery plots are sold, the carrying costs are charged to cost of goods sold.
During 2005, the Company received land use rights which were contributed by the PRC government for no consideration. Under PRC law, all land in the PRC is state-owned.
Inventory Impairment
Management periodically compares the carrying cost of inventory with the expected net realizable value. An allowance is made for the decline in market value of inventory if lower than the carrying cost. As of March 31, 2010 and 2009, the impairment was $999,805 and $0, respectively.
Property and equipment
Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation and amortization are computed on the straight-line method over the following estimated useful lives of the related assets, which range from five to thirty years, and are as follows:

Buildings, improvements and structures	25 to 30 years
Machinery and equipment	5 to 10 years
Office equipment	5 years
Long-lived asset
Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Management assesses the recoverability of the Company’s long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long lived assets impairment is determined by management. At March 31, 2010 and 2009, management believes there was no impairment of the Company’s long lived assets. There can be no assurance, however, that market conditions will not change or competition will increase or demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.
Contributed property
The Company received land use rights from the PRC government for no consideration paid. The Company recorded the fair value of the land use rights as an intangible asset and deferred revenue as determined by management with the advice of PRC legal counsel and third party consultants.
Article 12 of the PRC’s Regulations on the Land Use Right sets forth the maximum term of land use rights for different uses as follows: (1) 70 years for residential use; (2) 50 years for industrial use; (3) 50 years for educational, technological, cultural, health, and sport site use; (4) 40 years for commercial, tourist and recreational use; (5) 50 years for comprehensive or other use; and (6) 20 years for gas station use. Article 11 of the PRC’s Regulations on Funeral Administration stipulates that the term of the use of cemetery land or grave yard shall be determined by each provincial government. Article 21 of the Chongqing Funeral Rules states that the land use rights for graves shall be no more than 20 years, subject to renewal. Foguang’s land use rights consist of two parts: one piece of allocated land and contributed by the PRC government and one piece of land leased from local farmers which the Company acquired by paying $836,000. The leased land is comprised of both farm land and residential land. The farm land is subject to a

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
maximum term of 20 years and the Company has a priority to renew the lease when it expires. The residential land is under a lease term of 100 years.
Intangible assets
Intangible assets consist primarily of the land use rights contributed by the PRC government and are recorded at estimated fair value.
The Company reviews annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable for impairment of long lived assets and intangible assets in accordance with accounting for impairment of long lived assets. An impairment loss of the excess of the carrying value over the fair value of the underlying long lived assets will be recognized if the carrying amount of the long lived asset is not recoverable and its carrying amount exceeds its fair value. During the year ended March 31, 2010 and 2009, the Company performed these reviews and concluded that no impairment existed.
Income taxes
The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes. Under the asset-liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is governed by the PRC’s Income Tax Law and local income tax laws (collectively the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, enterprises are subject to tax at a statutory rate of 25%. The local government has also provided companies with various incentives to encourage economic development in the region. Such incentives include reduced tax rates and other measures.
Revenue recognition
The Company recognized revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity and specific criteria have been met for the Company’s revenue producing activities. The requires that four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred with no future other than perfunctory performance obligations; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.
The Company has two revenue sources and the following revenue recognition policies:
The Company recognizes revenue from the sale of cemetery plots when it is realized or realizable and earnings process is complete. In general, a potential customer will tour the Company’s facility and choose a particular spot or location of the cemetery plot that is ready and available for use. A sales agreement is executed with Foguang for the exact location at a fixed price. The sales process ends when the consideration is paid in full, at which time, the Company provides the customer full access to the use of the plot. The Company does not provide any other post-death type services, other than to develop and sell the cemetery plots, obtain executed agreements, full payment and deliver the keys to the plot embedded in a concrete box. The Company records revenue when the title or right to use the completed cemetery plot has passed to the customer in accordance with the terms of the fixed price sale agreement and consideration is exchanged. The costs associated with revenue from sale of cemetery plots are the costs to convert the land into the actual burial plots. Additionally, direct selling costs incurred in selling the cemetery plots are recorded in cost of goods sold.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
Park construction income is recognized when the Company is contracted to provides services for third party clients. These services include the construction of sidewalks, pagodas, landscaping and other structures for parks. These projects are not associated with the Company’s sales of cemetery plots. Revenue is recognized upon the completion of the park, and the project has been approved by the customer and collection is assured. The costs associated with the park construction income are raw materials purchased for that specific project and services performed by the Company recorded in costs of goods sold.
Cost of goods sold
Cost of goods sold includes the capitalized costs of cemetery plots sold and services provided by the Company to third parties for development and construction of parks.
Operating Expenses
Operating expenses include management and staff salaries, administrative and facilities related expenses, and other expenses to the non-production functions of the business, all of which are expensed as incurred.
Advertising
Advertising is expensed as incurred. Advertising expenses were included in selling expenses. Advertising expense amounted to $0 and $291,640 for the years ended March 31, 2010 and 2009, respectively.
Foreign currency translation
As of March 31, 2010 and 2009, the accounts of the Company were maintained, and its consolidated financial statements were expressed, in the RMB. Such consolidated financial statements were translated into U.S. Dollars with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income. The exchange rate for the conversion of one US Dollar to RMB was 6.8194 and 6.8256 at March 31, 2010 and 2009, respectively.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the years ended March 31, 2010 and 2009.
Cash flow from the Company’s operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.
Earnings per common share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income available to common shareholders (as adjusted for income and expenses arising from certain potentially dilutive securities) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common stock warrants (using the treasury stock method). The following table presents a reconciliation of basic and diluted net income per share:

	Year Ended March 31,
	2010	2009
Net income for basic and diluted earnings per share	$12,327,230	$5,497,259
Weighted average shares outstanding – basic	9,283,591	8,800,000
Weighted average shares outstanding – diluted	9,283,591	8,800,000

Earnings per share – basic	$1.33	$.62

Earnings per share – diluted	$1.33	$.62

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
Comprehensive income
Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and net income. The Company has presented comprehensive income or loss on the Statement of Operations and Comprehensive Income.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For the years ended March 31, 2010 and 2009, the Company derived almost all of its revenue from the sale of cemetery plots and operated only in one segment.
Recent accounting pronouncements
In August 2009, the FASB issued an Accounting Standards Update regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In October 2009, the FASB issued an Accounting Standards Update regarding the accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2009, the FASB issued an Accounting Standards Update regarding the accounting for transfers of financial assets which amends previous guidance. The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations or cash flows.
In December, 2009, the FASB issued an Accounting Standards Update regarding improvements to financial reporting by enterprises involved with variable interest entities which amends previous guidance. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have any material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The adoption of this ASU did not have any material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting for distributions to shareholders with components of stock and cash. The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this ASU are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standards Update regarding the accounting and reporting for decreases in ownership of a subsidiary – a scope clarification. The amendments in this ASU affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts accounting for “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted accounting for “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” The adoption of this ASU did not have a material impact on the Company’s consolidated position, results of operations or cash flows.
In January 2010, the FASB issued an Accounting Standard Update regarding improving disclosures about fair value measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.
While Subtopic 810-10 provides general guidance on accounting for the decreases in ownership of a subsidiary, including a deconsolidation, some constituents raised concerns that the guidance appears to conflict with the gain or loss treatment or derecognition criteria of other U.S. generally accepted accounting principles, such as the guidance for sales of real estate, transfers of financial assets, conveyances of oil and gas mineral rights, and transactions with equity method investees.
Some constituents also questioned whether the FASB intended for the decrease in ownership provisions of Subtopic 810-10 to apply to all entities because a subsidiary is defined as an entity, including an unincorporated entity such as a partnership or trust, in which another entity, known as its parent, holds a controlling financial interest. Those constituents were concerned that such an interpretation could result in the accounting for a transaction being driven by its form rather than its substance. For example, different accounting might be applied to a transaction involving the same underlying assets depending on whether those assets were transferred in asset or entity form.” The amendments in this update are effective beginning in the period that an entity adopts Subtopic 810-10. If an entity has previously adopted Subtopic 810-10 as of the date of the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the interim or annual reporting period ending on or after December 31, 2009. The amendments in this update should be applied retrospectively to the first period upon adoption. The adoption of this update for the changes in the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary, as codified in ASC 810-10, did not have any impact on the Company’s financial position, results of operations or cash flows..
Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present consolidated financial statements.
Reclassifications
Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidation financial statements.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
NOTE 3 – INVENTORY
Cemetery plots and other inventories, net of reserves, at March 31, 2010 and 2009, consist of the following:

	2010	2009
Basic plots	$981,764	1,885,623
Standard plots	6,842,800	1,818,225
Deluxe plots	1,929,406	1,904,877
Artist plots	1,437,490	565,963
Small tools and supplies	3,445	3,494

Total	$11,194,905	$6,178,182

NOTE 4 – PREPAID LEASE EXPENSE
Prepaid lease expense consists of the following as of:

	Year Ended March 31,
	2010	2009
Prepaid Lease expenses	$787,412	$828,124

During 2009, the Company leased land use rights for an additional 377,634 square meters from a group of local farmers and villagers for a period of 20 years, subject to renewals, in exchange for a cash payment of approximately $836,000. Pursuant to the agreement, the payment was made to the PRC government for the benefit of the local farmers and villagers. The Company is also obligated to pay an annual fee of approximately $23,000 for the duration of the lease to the farmers. (Note 17)
None of this land area was developed as of March 31, 2010. The Company has presented this amount as prepaid lease expense on the consolidated balance sheet. The villagers and farmers were originally located in Longqiao and Qianfo villages. The cash received by the PRC from the Company is expected to be redistributed to the local farmers and villagers by the Government as a payment for relocating them to ChangShou Jiang Nan. The Company also agreed to clear land for the building of these homes at the relocated site.
Payments made to the Government for the building of homes and relocation of farmers is the cost to the Company to lease the land use rights for the development and sale of the cemetery plots. The Company capitalizes any direct and incremental costs associated with the development of the project and amortizes over the estimated future benefit period as cost of the plots. When the plots are sold, the related carrying costs are charged off to the statement of income.
The prepaid expenses are amortized over 20 years per the terms of the contract. For the years ended March 31, 2010 and 2009, the Company had recorded approximately $41,000 and $8,000 which was recorded as an operating expense.
NOTE 5 – RELATED PARTY RECEIVABLE
Related party receivable consists of the following as of:

	Year Ended March 31,
	2010	2009
Prepayments on contracts on behalf of related party	$1,408,320	$1,406,400

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
In April 2008, the Company recorded a prepayment on behalf of a related party for a purchase commitment in the amount of $1,403,400 (87% of the contract) for cemetery headstones to Chongqing Kun Yu Stone Wood Company (“Kun Yu”). Under the terms of the contract, Kun Yu is obligated to finish the production of, and deliver the headstones at the specified time defined by the related party affiliate for inspection and performance of quality control functions. Kun Yu is obligated to fix any product related damages and allow the Company’s representative to perform a final inspections prior to acceptance. The related party affiliate of the Company is to pay upon final inspection the remaining balance within one month after delivery of the headstones to the Company. As of March 31, 2010, the related party affiliate had not taken possession of the headstones.
NOTE 6-COSTS INCURRED WITH REAL ESTATE PROJECTS IN PROGRESS
Real estate projects in progress consist of the following as of:

	Year Ended March 31,
	2010	2009
Costs incurred with real estate projects in progress	$10,122,300	$4,101,970

In February 2009, the Company recorded a prepayment related to a contract in the amount of $4,101,970 (7% of the contract), for the construction of entertainment boats. Chongqing Bo Goa Tourism Company (“Bo Goa”), an unrelated third party, and the Company were going to jointly develop the “Liang Jiang Yu” project. In September 2009, the Company took over as the sole developer on this project. This project includes development of a park near the Longqiao Lake as a way to attract more tourism in the Changshou area near the Company’s cemetery site. The scope of the project currently contemplates 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks. As of March 31, 2010, the Company’s total prepayment for this project is $10,122,300. The total price of the contract is approximately $63,961,200.
NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of:

	Year Ended March 31,
	2010	2009
Buildings and structures	$8,052,142	$8,041,165
Machinery and equipment	858,529	855,542
Office equipment	6,269	8,077
Less: accumulated depreciation	(1,675,766)	(1,275,442)

Total Property and equipment	$7,241,174	$7,629,342

Depreciation expense for the years ended March 31, 2010 and 2009 were approximately $399,000 and $414,000, respectively.
NOTE 8 –INTANGIBLE ASSETS
Land use rights are stated at the estimated fair value on the contribution date less accumulated units of production costs and any impairment losses. The land use rights are expensed on ratable basis based on the number of plots developed over the life of the rights.
During 2005, the Company received land use rights for 339,444 square meters for a period of 20 years, subject to four 20-year renewals, which were contributed by the PRC government for no consideration. The Company recorded this transaction at fair value of approximately $13.2 million as determined by management after consultation with PRC counsel and consultants. The land use rights include the

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
Company’s cemetery site located in Changshou. Under PRC regulations, all land in the PRC is state-owned. The Company’s management determined the fair market value of the land use rights based upon the actual square meters of useable land underlying the land use rights. The Company expects approximately 210,000 plots can be developed and sold from the 339,444 square meters of land.
The Company leased land use rights for an additional 377,634 square meters from a group of local farmers and villagers for a period of 20 years, subject to renewals, in exchange for a cash payment of approximately $836,000. Pursuant to the agreement, the payment was made to the PRC government for the benefit of the local farmers and villagers. The Company is also obligated to pay an annual fee of approximately $23,000 for the duration of the lease to the farmers. None of this land area was developed as of March 31, 2010. The Company has presented this amount as prepaid lease expense on the consolidated balance sheet.
The Company has yet to receive the rights to use the land surrounding the Longqiao Lake for approximately 1,196,000 square meters (which have been committed to the Company), and therefore, the Company has yet to incur any costs related to these rights and land usage. If and when the Company receives these rights, management will evaluate the estimated useful life based on the facts that exists at the moment and continue to re-evaluate periodically.
Intangible assets consist of the following as of:

	Year Ended March 31,
	2010	2009
Land use rights	$13,345,299	$13,236,805
Less: Accumulated units of production costs	1,557,396	916,912

Total	$11,787,903	$12,319,893

At March 31, 2010 and 2009, the Company reviewed the land use rights for impairment and concluded that no impairment existed. The land use rights contributed by the PRC government are expensed based upon the number of cemetery plots capitalized in inventory using the units of production method. During the year ended March 31, 2010 and 2009, the Company expensed $640,484 and $172,890, respectively, which was included in the capitalized cost of inventory. Cemetery plots sold are then expensed through cost of goods sold.
NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES
Accrued expenses and other payables consist of the following as of:

	Year Ended March 31,
	2010	2009
Welfare payable	$97,064	$96,932
Taxes payable	1,441,490	845,525
Other accrued payables	76,507	54,523

Total	$1,615,061	$996,980

These expenses are accrued by the Company over time and paid to the PRC government.
NOTE 10 – DEFERRED REVENUE
At December 31, 2005, the Company recorded deferred revenue related to land use rights that were contributed to the Company by the PRC government. As the Company sells cemetery plots, a portion of the deferred revenue is recognized as a reduction of cost of the land use rights based on the number of

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
cemetery plots that the Company sells during the year. As of March 31, 2010 and 2009, the Company recorded $427,510 and $255,893 of income, respectively as other income.
NOTE 11 – SHORT-TERM NOTES PAYABLE
Short term notes payable represent amounts due to a bank normally due within one year. The principal balance of the loans is due at maturity and the loans can be renewed each year.
Short-term note payable – Chongqing Rural Commercial Bank, is secured by Chongqing bowling museum building, is due on demand, bears interest at an annual rate of 8.4% and matures in March 2011. The company is responsible for all economic disputes or liabilities related to this property. If any terms of the contract were breached the company would have to pay a penalty of approximately $37,000. As of March 31, 2010 and 2009, the Company had short-term notes payable in the amount of $440,100 and $439,500, respectively. The company paid off the outstanding loan balance in May 2010.
Short-term note payable – Chongqing Rural Commercial Bank, is secured by approximately 123,334 square meters of land use rights valued at approximately $882,353 at inception, is due on demand, bears interest at an annual rate of 9.6% and matures in March 2011. In the event of default on this short-term notes payable, the interest rate is calculated at annual rate of 9.6%. As of March 31, 2010 and 2009, the Company had a loan payable of $2,034,729 and $2,031,955, respectively. This short-term notes payable contain covenants that restrict the use of proceeds to developing cemetery plots. If the Company uses the money in breach of these covenants, the interest rate is calculated at 19.2%. As of March 31, 2010 and 2009, the Company was in compliance with these covenants.
As of March 31, 2010 and 2009, interest expense was $235,240 and $235,208, respectively.
NOTE 12 – RENTAL INCOME FROM OPERATING LEASE
Rental income consists of the following as of:

	Year Ended March 31,
	2010	2009
Rental income	$337,859	$335,969
Less Depreciation of building	(76,109)	(75,683)

Net rental income	$261,750	$260,286

The Company rents its excess office space in Changshou to an unrelated third party under a cancellable operating lease that is on a month to month basis. The third party is responsible for all expenses related to the occupancy of the office space. As of March 31, 2010 and 2009, the lease called for monthly rental of approximately $28,000 and $28,000, respectively.
NOTE 13 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2010 and 2009, no shares were issued and outstanding.
Common Stock
The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share. At March 31, 2010 and 2009, the Company had 12,402,262 and 8,800,000 common shares issued and outstanding, respectively.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
The Company’s board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock and/or preferred stock in the future for such consideration under the discretion of board of directors.
On February 19, 2010, the Company initiated a financing transaction with 24 institutional and/or accredited investors pursuant for which the Company sold $4,599,371 of units of its equity securities to investors in a private placement. Each unit is comprised of 100,000 shares of the Company’s common stock and warrants to purchase up to 50,000 shares of common stock at a per share purchase price of $3.28 per share. At the closing of the transaction on February 23, 2010, the Company issued 1,402,262 shares of common stock and 701,126 four-year warrants with an exercise price of $4.10 per share. In addition, the Company issued warrants to purchase up to 70,113 shares of common stock with an exercise price of $4.10 per share to the placement agent and its assignees. Offering costs of approximately $404,000 was netted against the proceeds.
The Company issued the following warrants at the corresponding exercise price as of March 31, 2010:

	Warrants	Exercise Price
Outstanding as of March 31, 2009	—	$—
Issued and Vested	771,239	$4.10
Cancelled or expired	—	$—

Exercised	—	$—
Outstanding as of March 31, 2010	771,239	$4.10
At March 31, 2010, the vested warrants of 771,239 had an aggregate intrinsic value of $347,058.
NOTE 14 – CONCENTRATION RISK
Suppliers
The Company obtained approximately 100% of its inventory purchases from two suppliers for the years ended March 31, 2010 and 2009, respectively. Management believes other suppliers could provide similar products and services on comparable terms in the area. Although alternate suppliers may provide identical or similar products, such a change could result in delays and a possible loss of sales. The Company did have long-term contracts with its suppliers for the years ended March 31, 2010 and 2009.
Customers
The Company did not have concentrations related to any of its customers and revenue for the years ended March 31, 2010 and 2009.
NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
As described in Note 1 above, the Company controls Foguang through the Contractual Arrangements between Foguang and Ran Ji, which include a consulting services agreement, an operating agreement, an equity pledge agreement, an option agreement, and a proxy agreement. As described below, some of the Company’s officers and directors are also management members of Ran Ji and Foguang:
Mr. Yiyou Ran, the Company’s chairman and chief executive officer, is also a director of Gold Industry, Gold Holy, Ran Ji and Foguang. Mr. Jianquan Chen, a member of the Company’s board of directors, is also a director of Gold Industry, Gold Holy, Ran Ji and Foguang. Both Mr. Ran and Mr. Chen are also shareholders and directors of Holy Golden Industry Limited, which owned approximately 56.4% of the Company’s common stock issued and outstanding as of July 9, 2010. The Company does not have any other relationship with Mr. Ran or Mr. Chen, except as described herein and except for employer/employee compensation relationship.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
The Company had $1,408,320 and $1,406,400 in prepayments to a related party receivable as of March 31, 2010 and 2009, respectively. (See Note 5)
NOTE 16 – INCOME TAXES
The Company uses the asset-liability method of accounting for income taxes prescribed by ASC 740 Income Taxes.
United States
China Redstone Group Inc. is subject to the United States of America Tax law at tax rate of up to 35%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the years ended March 31, 2010 and 2009 and believes that its earnings are permanently invested in PRC.
BVI
Gold Industry was incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, it is not subject to income taxes.
Hong Kong
Gold Holy was incorporated in Hong Kong and is subject to Hong Kong profits tax. The Company is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate for the fiscal years ended March 31, 2010 and 2009 was 16.5%. The company had no income derived from its Hong Kong subsidiary.
PRC
The Company generated substantially all of its net income from its PRC operations for the year ended December 31, 2009. The components of income tax consist of the following as of:

	Year Ended March 31,
	2010	2009
Current Taxes
Chinese Operations	4,707,364	1,689,693

Total	$4,707,364	$1,689,693

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The Company did not have any temporary differences, which give rise to a net deferred tax asset for years end March 31, 2010 and 2009.
The reconciliation of the effective income tax rate to the statutory rate for years ended March 31, 2010 and 2009 is as follows:

	2010	2009
Statutory income tax rate for funeral company	25.0%	33.0%
Tax exemptions	(1.0%)	(4.0%)

Effective income tax rate for funeral chains	24.0%	29.0%

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
Beginning January 1, 2008, the PRC Enterprise Income Tax (“EIT”) law replaced the existing laws for PRC Domestic Enterprises (“DEs”) such as Foguang and PRC Foreign Invested Enterprises (“FIEs”) such as Ran Ji.
The key changes are:
•	The standard PRC EIT rate of 25% replaced the 33% rate then applicable to both DEs and FIEs, except for high-tech companies which pays a reduced rate of 15%; and

•	Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of 5 years or until the tax holiday term is completed, whichever is sooner.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
(a) Lease commitments
The Company has a lease commitment in relation to the land use lease rights that were acquired by the Company through a cash payment of $836,000 from local farmers. The tenure of arable land is 22 years, from January 1, 2005 to December 31, 2027. The tenure of non-arable land is 50 years, from January 1, 2005 to December 31, 2055. At the end of these terms, the Company will have to negotiate new lease terms. The Company pays annual lease payment on or before October 31st to the provincial government in Changshou Chongqing, Peoples Republic of China (“PRC”) and in turn the PRC government then pays the sixth villager group, Longqiaohu village according to the terms of the contract, and the sixth villager group re-distributes the funds to each farmer household. This is the consideration that was agreed upon by the farmers for relocating in ChangShou Jiang Nan. As of March 31, 2010 and 2009, lease expense was $22,641 and $22,515, respectively.
The Company leased office space of 1,053 square meters at 239 Jianxi Road in Chongqing, PRC. The term of the lease was for four and a half years from August 1, 2009 to December 31, 2012, at which time the Company would have priority to renew it lease under the same conditions, with rent adjusted based on the market price. If the Company fails to pay the rent on time, a penalty will be assessed and if rent is due for three months, the counterparty could terminate its lease. As of March 31, 2010, lease expense was $14,191.
Future minimum operating lease payments relating to the above leases are as follows:

Years Ending
March 31,
2010	$22,641
2011	43,927
2012	43,927
2013	38,606
2014	22,641
Thereafter	294,337

Total	$466,079

(b) Litigation
In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. At March 31, 2010 and 2009, management believes that the Company is not a party to any action which would have a material impact on its financial condition, operations, or cash flows.

CHINA REDSTONE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
(c) Economic Environment
Because all of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies operating in the United States. These risks include, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
The granting of land use rights is a common practice in China as all land is state-owned, and, at present, no option to purchase land has ever been granted. However, the Company does have very limited rights in accordance with land use rights for the cemetery plot development and corresponding sales of the burial spaces.
(d) Retirement Plans
The Company participates in a defined contribution retirement program organized by the relevant local government authority. Employees of the Company eligible to participate in the retirement plan are entitled to retirement benefits from the plan. The local government authority is responsible for the pension liabilities to retired employees. The Company is required to make monthly contributions to the retirement plan up to the time of retirement of the eligible employees, at 20% of the local standard basic salaries. As of March 31, 2010 and 2009, the Company had no significant obligation apart from the contribution as stated above.
Note 18 – SUBSEQUENT EVENT
In the three months ended June 30, 2010, the Company issued 220,000 shares of common stock for consulting services and 50,000 shares of common stock to independent directors as part of their compensation for a fair value of $1,228,500.

