Form 10-Q
period 2010-06-30
China Redstone Group, Inc.
filed 2010-08-16
CIK 1415592

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  333-146942

CHINA REDSTONE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8285559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

239 Jianxin Road, Jiangbei District,
Chongqing, PRC 400000
(Address of principal executive offices) (Zip code)

(86) 023-67755514
 (Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 12,672,262 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2010.

CHINA REDSTONE GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

CHINA REDSTONE GROUP, INC
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$9,353,964	$9,367,276
Inventory	17,455,598	11,194,905
Other current assets	5,288	2,430
TOTAL CURRENT ASSETS	26,814,850	20,564,611

PROPERTY AND EQUIPMENT, NET	7,388,711	7,241,174

OTHER NON-CURRENT ASSETS
Costs incurred for real estate projects in progress	8,543,400	10,122,300
Related party receivable	1,414,080	1,408,320
Prepaid lease expense	780,138	787,412
Intangible assets , net	11,570,032	11,787,903
TOTAL OTHER NON-CURRENT ASSETS	22,307,650	24,105,935

TOTAL ASSETS	$56,511,211	$51,911,720

L I A B I L I T I E S & S T O C K H O L D E R S ' EQUITY
CURRENT LIABILITIES
Accounts payable	$84,162	$113,197
Welfare payable	97,461	97,064
Taxes payable	1,752,361	1,441,490
Other accrued payables	88,725	76,507
Current portion of deferred revenue	429,434	425,000
Accrued inventory purchases	-	443,036
Short-term notes payable	2,043,051	2,474,829
Warrant derivative liability	431,894	1,366,326
TOTAL CURRENT LIABILITIES	4,927,088	6,437,449

LONG-TERM LIABILITIES
Deferred revenue	9,543,773	9,625,403
TOTAL LONG-TERM LIABILITIES	9,543,773	9,625,403

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized,	-	-
$0.001 par value; no shares issued and outstanding
Common stock, 100,000,000 shares authorized,	12,673	12,402
$0.001 par value; 12,672,262 and 12,402,262 shares
issued and outstanding, respectively
Additional paid-in-capital	16,726,359	15,488,593
Retained earnings	22,958,678	18,161,863
Accumulated other comprehensive income	2,342,640	2,186,010
TOTAL STOCKHOLDERS' EQUITY	42,040,350	35,848,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,511,211	$51,911,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended	For the three monts ended
	June 30, 2010	June 30, 2009

REVENUE
Cemetery	$12,094,587	$8,317,528
Park construction services	-	-
Total revenue	12,094,587	8,317,528

COST OF GOODS SOLD
Cemetery	4,773,458	3,899,886
Park construction services	-	-
Total cost of goods sold	4,773,458	3,899,886

GROSS PROFIT	7,321,129	4,417,642

OPERATING E X P E N S E S
Selling expenses	68,925	44,920
General & administrative expenses	1,781,798	293,293
TOTAL OPERATING EXPENSES	1,850,723	338,213

INCOME FROM OPERATIONS	5,470,406	4,079,429

OTHER INCOME (EXPENSES)
Other income	117,844	103,281
Gain on change in fair value of warrants classified as derivatives	934,432	-
Interest expenses	(56,257)	(59,400)
Interest income	15,768	2,429
Rental income, net	61,306	65,433
Non-operating expenses	(2,611)	-
TOTAL OTHER INCOME	1,070,482	111,743

INCOME BEFORE INCOME TAXES	6,540,888	4,191,172

INCOME TAXES	(1,744,073)	(1,037,570)

NET INCOME	$4,796,815	$3,153,602

OTHER COMPREHENSIVE INCOME
Foreign currency translation	156,630	18,953
COMPREHENSIVE INCOME	$4,953,445	$3,172,555

EARNINGS PER SHARE:
EARNINGS PER SHARE - BASIC	$0.38	$0.36
EARNINGS PER SHARE - DILUTED	$0.38	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	12,668,095	8,800,000
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,668,095	8,800,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,796,815	$3,153,602

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	117,912	62,746
Gain on change in fair value of warrants classified as derivatives	(934,432)	-
Stock issued for consulting services	1,178,975	-
Stock issued for board of director fees	59,063	-
Changes in assets and liabilities:
Accounts receivable	-	61,384
Inventory	(4,328,524)	(546,044)
Prepaid lease expense	-	10,471
Other currents assets	(6,906)	-
Accounts payable	(29,460)	410,200
Taxes payable	304,975	195,640
Other accrued payables	11,905	1,901
Accrued inventory purchases	(444,849)	-
Deferred revenue	(118,302)	(103,190)
Net cash provided by operating activities	607,172	3,246,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(225,795)	-
Costs incurred for real estate projects in progress	-	(3,516,000)
Net cash used in investing activities	(225,795)	(3,516,000)

CASH FLOWS FROM FINANCING ACTIVITY:
Payment on note payable	(441,900)	-
Net cash used in financing activities	(441,900)	-

Net (decrease) increase in cash and cash equivalents	(60,523)	(269,290)

Effects of foreign exchange	47,211	31,725

Cash and cash equivalents, beginning of period	9,367,276	1,392,961

Cash and cash equivalents, end of period	$9,353,964	$1,155,396

SUPPLIMENTAL INFORMATION
Interest paid	$56,257	$59,552
Taxes paid	$1,744,073	$1,034,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

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

On February 10, 2010, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Gold Industry Limited, a Cayman Island company (“Gold Industry”), and the holders of 100% of Gold Industry’s issued and outstanding capital stock (the “Cayman Shareholder”), pursuant to which the Company agreed to issue an aggregate of 8,800,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) to the Cayman Shareholder in exchange for all of the issued and outstanding capital stock of Gold Industry (the “Share Exchange”). On February 10, 2010, the Share Exchange closed and Gold Industry became the Company’s wholly-owned subsidiary. On April 6, 2010, in connection with the Share Exchange, the Company changed its name  to “China Redstone Group, Inc.” to better reflect its business operations.

All of the Company’s business operations are carried out by Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), which the Company controls through contractual arrangements between Foguang and Chongqing Ran Ji Industrial Co., Ltd. (“Ran Ji”), a company wholly-owned by Gold Holy Industry Limited (“Gold Holy”), a company wholly-owned by Gold Industry. Further, Mr. Yiyou Ran, the Company’s chairman and chief executive officer, and Mr. Jianquan Chen, a Company director, are directors of Gold Industry, Gold Holy, Ran Ji and Foguang.  Mr. Ran and Chen are also shareholders and directors of Holy Golden Industry Limited, a British Virgins Island company which currently owns approximately 56% of the Company’s issued and outstanding common stock.  Through these contractual arrangements, the Company has the ability to substantially influence Foguang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control Foguang, the Company is considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in its financial statements.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

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

Gold Industry was incorporated on September 11, 2009, under the laws of the Cayman Islands. Gold Holy was incorporated on September 29, 2009, under the laws of Hong Kong Special Administrative Region. Ran Ji was established under the laws of the People’s Republic of China (“China” or the “PRC”) on December 15, 2009, as a wholly foreign owned enterprise (“WFOE”), with registered capital of $25,000,000 USD, of which the first $3,000,000 USD has been contributed and the balance due within two years.  Foguang is a PRC limited liability company established on October 10, 2002 with registered capital of 100,000,000 Renminbi. Foguang is engaged in selling death care products, and holds the licenses and approvals necessary to operate its business in China.

All of the Company’s business operations are carried out by Foguang in the PRC. The Company’s fiscal year-end is March 31st.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011 or for any other future period.

The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the China Redstone Group Inc. Annual Report on Form 10-K for the year ended March 31, 2010.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in PRC. All necessary adjustments have been made to present the financial statements in accordance with US GAAP.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

 Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company’s Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month period ended June 30, 2010 and 2009. A summary of the conversion rates for the periods presented is as follows:

	June 30,
	2010	2009
Quarter end RMB: U.S. dollar exchange rate	6.8086	6.8448
Average year-to-date RMB: U.S. dollar exchange rate	6.8352	6.8432

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the three months ended June 30, 2010 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  The consolidated financial statements and notes are presentations of the Company’s management, which is responsible for their integrity and objectivity.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

The Reporting Entities

The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIE:

Subsidiaries/VIE	Incorporated in	Percentage of Ownership

Gold Industry Limited	Cayman Islands	100.00%
Gold Holy Industry Limited	Hong Kong	100.00%
Chongqing Ran Ji Industry Co, Limited	PRC	100.00%
Foguang	PRC	VIE by Contractual Arrangements

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Stock Compensation - Amendments to Clarify That An Employee Share-Based Payment Award

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

Technical Corrections to Various Topics

In February 2010, the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Because the Company and Foguang are under common control, the initial measurement of the assets and liabilities of Foguang for the purpose of consolidation by the Company is at book value. Neither the Company nor any of its subsidiaries has had any other business activities except for entering into the Contractual Arrangements with Foguang and its shareholders. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements are prepared as if the Company had been in existence since April 1, 2007 and throughout each of the two year periods ended March 31, 2010 and period ended June 30, 2010.

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

Fair Value Measurements and Financial Instruments

ASC Topic 820, “Fair Value Measurement and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amounts
Financial instruments	Level 1	Level 2	Level 3	June 30, 2010	March 31, 2010

Liabilities:
Derivative instruments − Warrants	$—	$431,894	$—	$431,894	$1,366,327
Total	$—	$431,894	$—	$431,894	$1,366,327

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Derivative Instruments – Warrants

The Company issued 701,126 warrants in connection with the February 2010 private placement of 1,402,262 shares of common stock, during the year ended March 31, 2010. 70,113 warrants were issued to the placement agent.  The strike price of these warrants is $4.10 per share. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.

These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on April 1, 2009, the Company accounted for these warrants as derivative liabilities. All changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.  For the three months ended June 30, 2010 the Company recorded a gain of $934,432 for the change in the estimated fair value  of the derivative warrant liability.

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Warrants		Underwriter Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Market price and estimated fair value of common stock:	$2.80	$4.55	$2.80	$4.55
Exercise price:	$4.10	$4.10	4.10	$4.10
Expected term (years):	3.64	3.87	3.64	3.87
Dividend yield:	–	–	–	–
Expected volatility:	41%	41%	41%	41%
Risk-free interest rate:	1.40%	2.07%	1.40%	2.07%

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

Financial Instruments. The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and short-term notes payable  approximate their fair values due to the short-term maturity of such instruments.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivables. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company maintains certain amounts of its cash at state-owned banks in the PRC and has some cash on hand. The total cash balances maintained in accounts at these state-owned banks are not insured.  The Company has not experienced any losses on such accounts.

The company maintains additional cash in a US Bank which, at times, may exceed federally insured limits.  The amount in excess of the federally insured limits was $0 and $0 at June 30, 2010 and March 31, 2010 respectively.

Country Risk

As the Company's principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in the United States. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

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

Article 12 of the PRC’s Regulations on the Land Use Right sets forth the maximum term of land use rights for different uses as follows: (1) 70 years for residential use; (2) 50 years for industrial use; (3) 50 years for educational, technological, cultural, health, and sport site use; (4) 40 years for commercial, tourist and recreational use; (5) 50 years for comprehensive or other use; and (6) 20 years for gas station use. Article 11 of the PRC’s Regulations on Funeral Administration stipulates that the term of the use of cemetery land or grave yard shall be determined by each provincial government. Article 21 of the Chongqing Funeral Rules states that the land use rights for graves shall be no more than 20 years, subject to renewal. Foguang’s land use rights consist of two parts: one piece of allocated land and contributed by the PRC government and one piece of land leased from local farmers which the Company acquired by paying $835,000. The leased land is comprised of both farm land and residential land. The farm land is subject to a maximum term of 20 years and the Company has a priority to renew the lease when it expires. The residential land is under a lease term of 100 years.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Revenue Recognition

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probably that economic benefits will flow to the entity and specific criteria have been met for the Company’s revenue producing activities. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred with no future other than perfunctory performance obligations; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses.  Advertising expense amounted to $68,925 and  $44,920 for the quarter ended  June 30, 2010 and 2009, respectively.

Foreign Currency Translation

As of June 30, 2010 and March 31, 2010, the accounts of the Company were maintained, and its consolidated financial statements were expressed, in the RMB. Such consolidated financial statements were translated into U.S. Dollars with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended June 30, 2010 and 2009.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the RMB amounts could have been, or could be, converted into U.S dollars at the rates used in translation.

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

	Three Months Ended 6/30/10	Three Months Ended 6/30/09
Net income for basic and diluted earnings per share	$5,655,952	$3,153,602
Weighted average shares outstanding – basic	12,668,095	8,800,000
Weighted average shares outstanding – diluted	12,668,095	8,800,000
Earnings per share – basic	$0.45	$0.36
Earnings per share – diluted	$0.45	$0.36

Comprehensive Income

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and net income. The Company has presented comprehensive income on the Consolidated Statements of Income and Comprehensive Income.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.  These reclassifications had no impact on the Company’s consolidation financial statements.

NOTE 4 – INVENTORY

Cemetery plots and other inventories, net of reserves, at June 30, 2010 and March 31, 2010, consists of the following:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Basic plots	$985,779	981,764
Standard plots	9,756,803	6,842,800
Deluxe plots	2,843,240	1,929,406
Artist plots	3,866,262	1,437,490
Small tools and supplies	3,514	3,445
Total	$17,455,598	$11,194,905

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 5 – PREPAID LEASE EXPENSE

Prepaid lease expense consists of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Prepaid Lease expenses	$780,138	$787,412

During 2009, the Company leased land use rights for an additional 377,634 square meters from a group of local farmers and villagers for a period of 20 years, subject to renewals, in exchange for a cash payment of approximately $840,000.  Pursuant to the agreement, the payment was made to the PRC government for the benefit of the local farmers and villagers.  The Company is also obligated to pay an annual fee of approximately $23,000 for the duration of the lease to the farmers. None of this land area was developed as of June 30, 2010. The Company has presented this amount as prepaid lease expense on the consolidated balance sheet. The villagers and farmers were originally located in Longqiao and Qianfo villages. The cash received by the PRC from the Company is expected to be redistributed to the local farmers and villagers by the Government as a payment for relocating them to ChangShou Jiang Nan. The Company also agreed to clear land for the building of these homes at the relocated site.

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

The prepaid expenses are amortized over 20 years per the terms of the contract.

NOTE 6 – RELATED PARTY RECEIVABLE

Related party receivable consists of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Prepayments on contracts on behalf of related party	$1,414,080	$1,408,320

In April 2008, the Company recorded a prepayment on behalf of a related party for a purchase commitment in the amount of $1,414,080 (87% of the contract) for cemetery headstones to Chongqing Kun Yu Stone Wood Company (“Kun Yu”). Under the terms of the contract, Kun Yu is obligated to finish the production of, and deliver the headstones at the specified time defined by the Company for inspection and performance of quality control functions. Kun Yu is obligated to fix any product related damages and allow the Company’s representative to perform a final inspections prior to acceptance. The related party affiliate of the Company is to pay upon final inspection the remaining balance within one month after delivery of the headstones to the Company. As of June 30, 2010, the related party had not taken possession of the headstones.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7 - COSTS INCURRED WITH REAL ESTATE PROJECTS IN PROGRESS

Real estate projects in progress consist of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10

Costs incurred with real estate projects in progress	$8,543,400	$10,122,300

In February 2009, the Company recorded a prepayment related to a contract in the amount of $4,101,970 (7% of the contract), for the construction of entertainment boats.  Chongqing Bo Goa Tourism Company (“Bo Goa”), an unrelated third party, and the Company were going to jointly develop the “Liang Jiang Yu” project.  In September 2009, the Company took over as the sole developer on this project.  This project includes development of a park near the Longqiao Lake as a way to attract more tourism in the Changshou area near the Company’s cemetery site.  The scope of the project currently contemplates 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks. The total price of the contract is approximately $64,000,000.

As of June 30, 2010, the Company’s total prepayment for this project is $8,543,400. The cost incurred with the project decreased by approximately $1,578,900 because previously recorded construction costs that were capitalized have been reclassified as inventory as construction is completed.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Buildings and structures	$8,310,870	$8,052,142
Machinery and equipment	862,041	858,529
Office equipment	6,295	6,269
Less: accumulated depreciation	(1,790,495)	(1,675,766)
Total property and equipment	$7,388,711	$7,241,174

Depreciation expense for the quarters ended June 30, 2010 and 2009 was $114,732 and $62,746, respectively.

NOTE 9 – INTANGIBLE ASSETS

Land use rights are stated at the estimated fair value on the contribution date less accumulated units of production costs and any impairment losses. The land use rights are expensed on ratable basis based on the number of plots developed over the life of the rights.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

During 2005, the Company received land use rights for 339,444 square meters for a period of 20 years, subject to four 20-year renewals, which were contributed by the PRC government for no consideration. The Company recorded this transaction at fair value of approximately $13 million as determined by management after consultation with PRC counsel and consultants.  The land use rights include the Company’s cemetery site located in Changshou. Under PRC regulations, all land in the PRC is state-owned.   The Company’s management determined the fair market value of the land use rights based upon the actual square meters of useable land underlying the land use rights. The Company expects approximately 210,000 plots can be developed and sold from the 339,444 square meters of land.

Intangible asset consists of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Land use rights	$13,399,881	$13,345,299
Less: Accumulated units of production costs	1,829,849	1,557,396
Total	$11,570,032	$11,787,903

At June 30, 2010, the Company reviewed the land use rights for impairment and concluded that no impairment existed. The land use rights contributed by the PRC government are expensed based upon the number of cemetery plots capitalized in inventory using the units of production method. During the three months ended June 30, 2010 the Company expensed $266,083 and year ended March 31, 2010, the Company expensed $640,484, which was included in the capitalized cost of inventory.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of:

	Three Months Ended 6/30/10	Year Ended 3/31/10
Welfare payable	$97,461	$97,064
Taxes payable	1,752,361	1,441,490
Other accrued payables	88,725	76,507
Total	$1,938,547	$1,615,061

These expenses are accrued by the Company over time and paid to the PRC government.

NOTE 11 – DEFERRED REVENUE

At December 31, 2005, the Company recorded deferred revenue related to land use rights that were contributed to the Company by the PRC government.  As the Company sells cemetery plots, a portion of the deferred revenue is recognized as a reduction of cost of the land use rights based on the number of cemetery plots that the Company sells during the year.  For the three months ended June 30, 2010 and 2009, the company recorded $117,844 and $103,281, respectively, as other income.

NOTE 12 – SHORT-TERM NOTES PAYABLE

Short term notes payable represent amounts due to a bank normally due within one year. The principal balance of the loans is due at maturity and the loans can be renewed each year.

Short-term note payable – Chongqing Rural Commercial Bank, is secured by Chongqing bowling museum building, is due on demand, bears interest at an annual rate of 8.4% and matures in March 2011. The Company is responsible for all economic disputes or liabilities related to this property. If any terms of the contract were breached the Company would have to pay a penalty of approximately $37,000.  As of June 30, 2010 and March 31, 2010, the Company had short-term notes payable in the amount of $0 and $440,100, respectively.  The Company paid off the outstanding loan balance in May 2010.

Short-term note payable – Chongqing Rural Commercial Bank, is secured by approximately 123,334 square meters of land use rights valued at approximately $882,353 at inception, is due on demand, bears interest at an annual rate of 9.6% and matures in March 2011.  In the event of default on this short-term notes payable, the interest rate is calculated at annual rate of 9.612%.  As of June 30, 2010 and March 31, 2010, the Company had a loan payable of $2,043,051 and $2,034,729, respectively.  This short-term notes payable contain covenants that restrict the use of proceeds to developing cemetery plots.  If the Company uses the money in breach of these covenants, the interest rate is calculated at 19.2%.  As of June 30, 2010, the Company was in compliance with these covenants.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

For the three months ending June 30, 2010 and 2009, interest expense was $56,257 and $59,400 respectively.

NOTE 13 – RENTAL INCOME FROM OPERATING LEASE

Rental income consists of the following as of:

	Three Months Ended 6/30/10	Three Months Ended 6/30/09
Rental income	$84,516	$84,459
Less: depreciation of building	(23,210)	(19,086)
Net rental income	$61,306	$65,433

The Company rents its excess office space in Changshou to an unrelated third party under a cancellable operating lease that is on a month to month basis. The third party is responsible for all expenses related to the occupancy of the office space. As of June 30, 2010 and 2009, the lease called for monthly rental of approximately $28,000.

NOTE 14 – STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2010, the Company’s Board of Directors approved and granted the award of 50,000 shares of restricted stock to the Company’s non-employee members of the board. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant.  The fair value of the restricted stock at the measurement date was $236,252, of which $59,063 has been expensed at June 30, 2010.

During the quarter ended June 30, 2010, the Company’s Board of Directors approved and granted the award of 60,000 shares of restricted stock to a consulting firm.  The restricted stock awards each vest quarterly in equal amounts over a one year period. The fair value of the restricted stock at the grant date was $165,900, and $41,475 was expensed for the three months ended June 30, 2010.

During the quarter ended June 30, 2010, the Company’s Board of Directors granted 250,000 shares of restricted stock to a consulting firm to provided business and financial consulting services. The Company has issued 160,000 of the restricted shares with a fair value of  $728,000 and is to issue an additional 90,000 restricted shares with a fair value of $409,500.  The restricted shares have all been expensed as of the grant date because there is no specific performance requirement related to the agreement and the restricted shares are fully vested at the time of grant.

In accordance with ASC 718 (formerly SFAS 123R), the Company valued the restricted stock award at fair value as of the grant date and recognizes compensation expense on a straight-line basis over the vesting period.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2010 and 2009

Restricted Stock

The following table summarizes our restricted stock activity during the three months ended June 30, 2010 for the above plans:

	Number	Weighted Average Grant Date Fair Value

Non-vested at March 31, 2010	-	$-
Granted	360,000	3.27
Vested	(187,500)	4.42
Forfeited	—	—
Non-vested at June 30, 2010	172,500	4.12

The grant date fair values of restricted stock awards which vested during the three month ended June 30, 2010 were $828,538.

As of June 30, 2010, there was $711,338 of unrecognized compensation cost related to unvested outstanding restricted stock. The Company expects to recognize these costs over a weighted average period of 0.75 years.

NOTE 15 – CONCENTRATION RISK

Suppliers

The Company obtained approximately 100% of its inventory purchases from two suppliers for the three months ended June 30, 2010 and year ended March 31, 2010.  Management believes other suppliers could provide similar products and services on comparable terms in the area.  Although alternate suppliers may provide identical or similar products, such a change could result in delays and a possible loss of sales.  The Company did have long-term contracts with its suppliers for the three months ended June 30, 2010 and year ended March 31, 2010.

Customers

The Company did not have concentrations related to any of its customers and revenue for the three month ended June 30, 2010 and year ended March 31, 2010.

NOTE 16 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

The Company had $1,414,080 in prepayments to a related party receivable as of June 30, 2010 and $1,408,320 as of March 31, 2010. (See Note 6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Redstone Group, Inc. and its subsidiaries for the three month periods ending June 30, 2010 and 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this quarterly report on Form 10-Q (“Form 10-Q”).

Forward-Looking Statements

This Form 10-Q contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may" and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

China Redstone Group, Inc. (the “Company”), through our operating entity, Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), is a private provider of cemetery products and services in Chongqing, People’s Republic of China (“PRC” or “China”). Foguang is primarily focused on developing cemeteries and selling cemetery plots, although it also provides park and garden development and construction services. Foguang’s first cemetery development project was the Chongqing Guiyuan Cemetery I (“Guiyuan I”), located in Changshou District of Chongqing on approximately 66,660 square meters of land. The entire cemetery plots of Guiyuan I have been sold, at an average price of RMB 30,000 ($4,412) per plot. Foguang is currently developing the Chongqing Guiyuan Cemetery II (“Guiyuan II”), its second cemetery project in Changshou. Guiyuan II, in development since 2002, occupies a land over 667,000 square meters, of which approximately 69,930 square meters have been developed to date and 620,000 square meters remain undeveloped. Approximately 565,000 square meters are identified as land to be developed as a cemetery and the remaining area will be developed as housing, parking and office space in the future.

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

                In addition, the Chongqing municipal government has committed to enable Foguang to secure the land use rights to approximately 1,194,804 square meters of land surrounding Longqiao Lake, which portions of Guiyuan II overlook. However, as of the date of this Form 10-Q, Foguang has yet to officially receive such land use rights. Foguang is planning to develop this land as a park, with mausoleums and temples, to complement and enhance Guiyuan II. The purpose of the Longqiao Lake project is to make full use of Foguang’s land resources, to cultivate and produce flower seeds, and to increase the overall green effect of its park. So far, Foguang has invested nearly RMB 12 million (approximately US $1.77 million) to cultivate the land for the planting of nursery seedlings and the purchasing of nursery seedlings. A part of such seedlings will be used for the development of Guiyuan II, and the remaining seedlings will be sold either to the Changshou district government for urban landscaping or to outside parties for profit.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

VARIABLE INTEREST ENTITIES

Pursuant to ASC 810 “Consolidation of Variable Interest Entities” (“ASC 810”), an Interpretation of Accounting Research Bulletin No. 51, we are required to include in our condensed consolidated financial statements the financial statements of variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIE is the entity in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Foguang  is considered VIE and we are the primary beneficiary. We entered into agreements with Foguang pursuant to which we shall receive 100% of Foguang s net income. In accordance with these agreements, Foguang shall pay consulting fees equal to 100% of its net income to us and we shall supply business consulting and other general business operation services needed to Foguang The accounts of Foguang are consolidated in the accompanying condensed consolidated financial statements. As a VIE, Foguang’s sales are included in our total sales, Foguang’s income from operations is consolidated with ours, and our net income includes all of Foguang’s net income, and Foguang’s assets and liabilities are included in our condensed consolidated balance sheet. The VIE do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Foguang that requires consolidation of Foguang financial statements with our condensed consolidated financial statements.

STOCK-BASED COMPENSATION

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

FOREIGN CURRENCY TRANSLATION

Our financial statements are expressed in U.S. dollars and the functional currency of our parent company is U.S. dollars, but the functional currency of our operating subsidiaries and affiliates is Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of our revenue transactions are transacted in the functional currency. We do not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of us.

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

Article 12 of the PRC’s Regulations on the Land Use Right sets forth the maximum term of land use rights for different uses as follows: (1) 70 years for residential use; (2) 50 years for industrial use; (3) 50 years for educational, technological, cultural, health, and sport site use; (4) 40 years for commercial, tourist and recreational use; (5) 50 years for comprehensive or other use; and (6) 20 years for gas station use. Article 11 of the PRC’s Regulations on Funeral Administration stipulates that the term of the use of cemetery land or grave yard shall be determined by each provincial government. Article 21 of the Chongqing Funeral Rules states that the land use rights for graves shall be no more than 20 years, subject to renewal. Foguang’s land use rights consist of two parts: one piece of allocated land and contributed by the PRC government and one piece of land leased from local farmers which the Company acquired by paying $840,000. The leased land is comprised of both farm land and residential land. The farm land is subject to a maximum term of 20 years and the Company has a priority to renew the lease when it expires. The residential land is under a lease term of 100 years.

REVENUE RECOGNITION

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probably that economic benefits will flow to the entity and specific criteria have been met for the Company’s revenue producing activities. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred with no future other than perfunctory performance obligations; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

DERIVATIVE INSTRUMENTS

Our derivative financial instruments consisted of warrants to purchase common stock. The warrants have certain price reset feature, which causes them to be classified as a liability. The accounting treatment of derivative financial instruments required that the we record the derivatives at their fair values as of the issuance date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At June 30, 2010, the warrant derivatives were valued using the Black Scholes Option Pricing Model.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-17, which establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Stock Compensation - Amendments to Clarify That An Employee Share-Based Payment Award

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

Technical Corrections to Various Topics

In February 2010, the FASB issued ASC Update 2010-08, which contains technical corrections to various Topics within the ASC. Those corrections are effective for interim and annual periods beginning after February 2, 2010. The Company is currently evaluating the potential effects of ASC Update 2010-08.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2010 and June 30, 2009

Net Revenues

Net revenues for the three month periods ended June 30, 2010 were $12,094,587 as compared to $8,317,528 for the year ended March 31, 2009, an increase of $18,185,249 or approximately 45.4%. For the three month periods ended June 30, 2010 and 2009, net revenues consisted of the following:

	Three Month Periods Ended	Three Month Periods Ended
	June 30,	June 30,
	2010	2009
Cemetery	$12,094,587	$8,317,528
Park and Construction Services	—	—
Net Revenues	$12,094,587	$8,317,528

Cemetery

For the three month period ended June 30, 2010, cemetery revenues increased by $3,777,059 or 45.4%. The significant increase in revenues was mainly attributable to the development of new cemetery which led to an increase of sales of cemetery plots. The total number of cemetery plots sold increased from 1,626 for the three month period ended June 30, 2009 to 1,854 for the comparable period ended June 30, 2010. In addition, the average sales price increased by approximately $1,417 per cemetery plot. The increase in cemetery revenues was also attributable to better marketing as Foguang started to focus its advertising costs on television advertisements in targeted areas and increased incentives for its sales agents and hired additional agents to better promote and sell its services and products. Also, with the new cemetery development, we were able to increase average cemetery plot prices. The overall improvement of local economic conditions in Chongqing also contributed to the increase of economic value of Foguang’s cemetery and increased the number of cemeteries sold. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area.

Park and Construction Services

For the three month periods ended June 30, 2010 and 2009, we incurred no park and construction services revenues.  We do not expect Foguang to provide much park and construction services as it plans to focus on expanding its cemetery business.

Cost of Sales

Cost of sales includes amortization of land use rights, raw materials, conversion costs, direct labor, commissions and bonuses, manufacturing costs, and utilities. For the three month period ended June 30, 2010, cost of sales amounted to $4,773,458 or approximately 39.5% of total net revenues as compared to $3,899,886 or approximately 46.9% of total net revenues for the three month period ended June 30, 2009. The decrease in cost of sales as a percentage of total net revenues was primarily due to economies of scale that Foguang achieved in developing more plots of land, favorable contract terms with a supplier due to such supplier’s excess capacity, and from being more cost efficient in the development of cemetery derived from its past experiences. Costs associated with the development of the cemetery were reduced because of an improvement in the production process and the more efficient use of technology. Specifically, a change was made to the way shale stone memorials were casted into cement walls for the cemetery which significantly decreased labor costs and materials. The new technology led to a 60% decrease in the use of raw material for the construction of the cemetery cement walls.

Total cost of sales increase of $873,572 or 22.4% was attributable to the following:

For the three months ended June 30, 2010, cemetery costs amounted to $4,773,458 as compared to $3,899,886 for the three months ended June 30, 2009, an increase of $873,572 or 22.4% from the comparable period in fiscal 2009. This increase was primarily attributable to the increase in the total number of cemetery plots sold.

For the three month periods ended June 30, 2010 and 2009, we incurred no park and construction services costs because Foguang did not provide such services in such periods. We do not expect Foguang to provide much park and construction services as it plans to focus on expanding its cemetery business.

Gross Profit

Gross profit for the three month period ended June 30, 2010 was $7,321,129 or 60.5% of total net revenues, as compared to $4,417,642 or 53.1% of total net revenues for the comparable period ended June 30, 2009. The increase in gross profit as a percentage was attributable to a decrease in the cost of goods sold as Foguang was able to develop cemetery plots for a cheaper price due to the advantage of economies of scale. Foguang was also able to sell higher margin products since it was able to utilize its historical sales records to develop and sell higher margin cemetery plots. In the cemetery industry, the sale of a deluxe tomb is able to generate a 20% higher margin for Foguang as compared to the basic tombs. Foguang was able to charge higher sales prices as it developed the second phase of the cemetery which was on more desirable land.  As Foguang continues to develop its cemeteries, it will focus on the development of such deluxe tombs to achieve higher profit margins. In addition, Foguang utilizes Feng Shui concepts to develop its cemetery with the best “Feng Shui” to attract more customers. By having good “Feng Shui”, Foguang is able market its cemetery plots at higher sales prices while keeping the cost of sales relatively constant to achieve higher profit margins.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2010 were $991,586, an increase of $653,373 or 193.2% from total operating expenses in the three month period ended June 30, 2009 of $338,213. This increase included the following:

For the three months ended June 30, 2010, selling expenses amounted to $68,925 as compared to $44,920 for the same period ended June 30, 2009, an increase of $24,005 or 53.4%. Foguang incurred more selling expenses for the three months ended June 30, 2010 due to the increase in number of cemetery plots sold, as we had more expenses associated with sales that came with the higher volume.

For the three months ended June 30, 2010, general and administrative expenses amounted to $1,781,798 as compared to $293,293 for the same period ended June 30, 2009, an increase of $1,488,505 or 507%. The substantial increase in expenses was mainly attributable to the increase in costs associated with the increase in sales and costs associated with using more sales agents. Foguang paid a higher sales commission to its sales agents in order to stay competitive to industry standards due to the rapidly increasing labor costs in China. In addition, the cost of gasoline has also increased which increased Foguang’s transportation costs to visit sales agents and take customers to view our cemetery plots accordingly. Our general and administrative expenses increased due to the overall increase of labor costs and rise of inflation in China. For example, the cost to print a high quality pamphlet used in our sales offices went from $.03 to $.05, up 67%.  In addition, we incurred additional expenses for being a public company in the United States, for the three month period ended June 30, 2010, which included legal and auditing expenses.  The Company also issued stock for consulting expenses in April 2010.  The Company awarded stock to the members of the Board of Directors for their annual compensation during the first quarter of 2010.

Income from Operations

We reported income from operations of $5,470,406 for the three month period ended June 30, 2010 as compared to income from operations of $4,079,429 for the same period ended June 30, 2009, an increase of $1,390,977 or approximately 34.1%. The increase in income from operations was attributable to the increase in the sale of cemetery plots.  In addition, we were able to increase the average price of cemetery plot as we expanded into new developments which had a more desirable location. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area, which led to higher overall consumer consumption. The significant increase in income from operations was mainly attributable to Foguang’s overall development momentum and a healthy sales pipeline. Foguang has been able to increase traffic to the cemetery and build momentum, which makes the rest of the cemetery land more desirable and valuable.

Other Income and Expenses

For the three months ended June 30, 2010, total other income and expenses amounted to $1,070,482 as compared to $111,743 for the three months ended June 30, 2009, an increase of $958,739 or 858.0% from the comparable period in 2009. This change was primarily attributable the following:

For the three months ended June 30, 2010, other income amounted to $117,844 as compared to $103,281 for the three months ended June 30, 2009, an increase of $14,563 or 14.1% from the comparable period in 2009. This change was primarily attributable to deferred revenue recorded as other income which increased with the increase in the sale of cemetery plots over the prior period.

For the three months ended June 30, 2010, the gain on change in fair value of warrants classified as a derivative liability was $934,432 as compared to $0 for the three months ended June 30, 2009, an increase of $934,432 or 100% from the comparable period. This change was attributable to warrants that were issued in connection with the sale of company shares in a private placement transaction during February 2010.

For the three months ended June 30, 2010, interest expense decreased by 5.3 % from $56,257 as compared to $59,400 for the three months ended June 30, 2009 due to the repayment of a loan.

For the three months ended June 30, 2010, rental income, net amounted to $61,306 as compared to $65,433 for the three months ended June 30, 2010, a decrease of $6.3% from the comparable period in 2009. This change was primarily due to depreciation costs decrease as the building is depreciated over its useful economic life.

Liquidity and Capital Resources

Three Months Ended June 30, 2010

For the three months ended June 30, 2010, net cash provided by operating activities was $607,172, as compared to net cash provided by operating activities of $3,246,710 for the three months ended June 30, 2009. The decrease was primarily attributable to cash paid for inventory developed for sale.

For the three months ended June 30, 2010, net cash used in investing activities was $225,795 as compared to net cash used in investing activities of $3,516,000 by investing activities for the three months ended June 30, 2009. The decrease in net cash used in investing activities was mainly due to the purchase of new property, plant and equipment which was used in the development of our cemetery plots and expenses paid for the construction of entertainment boats pursuant to a previously executed contract.

For three months ended June 30, 2010, the net cash used in financing activities was $441,900, compared to no cash used in or provided by financing activities for three months ended June 30, 2009.  For the three months ended June 30, 2010, the Company paid off a loan payable.

We have one short term loans of approximately $2 million that is due and payable by March 2011. We plan to use all the funds from our February 2010 financing to develop the Gui Yuan II project. By the end of 2010, we plan to complete the first phase of land acquisition and the construction of the cemetery and supporting facilities within the acquired land. We plan to develop 5,000 external tombs and 2,000 internal tombs. After the Gui Yuan II project is completed, our next focus will be the development of the Longqiao Lake project. In 2011, we plan to develop tourism, leisure, entertainment, dining accommodation, transportation and other comprehensive services and facilities. We plan to expand our seedling base in the Longqiao Lake area. Management believes that the funds for such short-term developments can be obtained through the sale of securities or issuance of debt instruments in addition to our retained earnings. Foguang’s projected income is approximately US$12 and US$16 million in 2011 and 2012, respectively, so Foguang expects to have enough funds for its short term development projects.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended June 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K filed with the SEC on July 15, 2010 for a description of contractual obligations as of March 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had approximately $9,353,964 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

                Foreign Exchange Rates. A substantial portion of our sales is denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars (“USD”) and RMB affect our reported levels of revenues and profitability as the results are translated into USD for reporting purposes. In particular, fluctuations in currency exchange rates could have a significant impact on our financial stability due to a mismatch among various foreign currency-denominated sales and costs. Fluctuations in exchange rates, particularly among the USD, and RMB, affect our gross and net profit margins and could result in foreign exchange and operating losses.

                Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from all of our revenue and cost of goods sold being conducted in RMB and converting it to USD. We translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded foreign currency gain of $$156,630 for the three months ended June 30, 2010 compared to foreign currency gain of $18,953 for the same period in 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

                Our financial statements are expressed in USD but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between USD and RMB. To the extent we hold assets denominated in USD, including the net proceeds to us from this offering, any appreciation of the RMB against the USD could result in a change to our statement of operations and a reduction in the value of our USD denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the USD equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

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

Item 4(T). Controls and Procedures

 4a.   Evaluation of Disclosure

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and Principal Accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010, the end of the period covered by this Form 10-Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of March 31, 2010 (as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010) which has not been remediated as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

              In addition to the other information set forth in this From 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect the Company’s business, financial position and results of operations.  Additionally, the information to be reported under this item has not changed since it was disclosed in the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (“S-1/A”), filed with the Securities and Exchange Commission (“SEC”) on July 28, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On April 2, 2010, the Company issued an aggregate of 220,000 restricted shares of our Common Stock to two consulting service providers for services.

 Item 3. Default Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included in this Form 10-Q or incorporated by reference into this Form 10-Q:

Exhibit	Description

2.1	Share Exchange Agreement by and among Artistry and Your Out Doors LLC. (“YOD”) and the members of YOD dated March 12, 2009 (2)

2.2	Share Exchange Agreement by and among Artistry Publications, Inc. , Gold Industry Limited and the shareholders of Gold Industry dated February 12, 2010 (4)

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Amended and Restated By-Laws (9)

4.1	Form of Warrant Issued to Purchasers in the February 2010 Financing (6)

10.1	Consulting Service Agreement (4)

10.2	Operating Agreement (4)

10.3	Equity Pledge Agreement (4)

10.4	Option Agreement (4)

10.5	Voting Rights Proxy Agreement (4)

10.6	Rural Land Lease Agreement (4)

10.7	Jiangbei Office Lease Agreement (4)

10.8	Nan’an Office Lease Agreement (4)

10.9	Bowling House Lease Agreement (4)

10.10	Form of Securities Purchase Agreement dated February 23, 2010 (6)

10.11	Form of Registration Rights Agreement, dated February 23, 2010 (6)

10.12	Form of Board Offer and Acceptance Letter (8)

10.13	Bluestone Pavement Slab and Tombstone Memorial Contract dated January 28, 2010. (9)

10.14	Construction Agreement dated November 4, 2009 (9)

14.1	Code of Ethics (3)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Presentation materials (5)

99.2	Press Release dated March 4, 2010 (7)

99.3	Schedule to Form of Warrant (9)

99.4	Schedule to Form of Securities Purchase Agreement (9)

99.5	Schedule to Form of Registration Rights Agreement(9)

99.6	Schedule Form of Board Offer and Acceptance Letter (9)

*	Filed herewith.

(1)	Filed as an Exhibit to Form SB-2 filed with the SEC on October 26, 2007.

(2)	Filed as an Exhibit to Form 8-K filed with the SEC on March 20, 2009.

(3)	Filed as an Exhibit to Form 10-K filed with the SEC on December 1, 2008.

(4)	Filed as an Exhibit to Form 8-K filed with the SEC on February 18, 2010.

(5)	Filed as an Exhibit to Form 8-K filed with the SEC on February 23, 2010.

(6)	Filed as an Exhibit to Form 8-K filed with the SEC on February 24, 2010.

(7)	Filed as an Exhibit to Form 8-K filed with the SEC on March 4, 2010.

(8)	Filed as an Exhibit to Form 8-K filed with the SEC on April 6, 2010.

(9)	Filed as an Exhibit to Form 10-K filed with the SEC on July 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA REDSTONE GROUP, INC.

Dated: August 16, 2010	/s/ Yiyou Ran
Yiyou Ran
Chairman of the Board and Chief Executive Officer

Dated: August 16, 2010	/s/ Michael Wang
Michael Wang
Chief Financial Officer