Form 10-Q
period 2010-09-30
China Redstone Group, Inc.
filed 2010-11-15
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The registrant had 12,672,262 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2010.

CHINA REDSTONE GROUP, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

CHINA REDSTONE GROUP, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,005,280	$9,367,276
Inventory	13,209,870	11,194,905
Construction in progress - cemetery property	11,832,041	-
Other current assets	-	2,430
TOTAL CURRENT ASSETS	33,047,191	20,564,611

PROPERTY AND EQUIPMENT, NET	7,171,687	7,241,174

OTHER NON-CURRENT ASSETS
Costs incurred for real estate projects in progress	8,682,600	10,122,300
Related party receivable	1,437,120	1,408,320
Prepaid lease expense	784,232	787,412
Intangible assets , net	11,758,545	11,787,903
TOTAL OTHER NON-CURRENT ASSETS	22,662,497	24,105,935

TOTAL ASSETS	$62,881,375	$51,911,720

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$110,070	$113,197
Welfare payable	99,049	97,064
Taxes payable	1,655,381	1,441,490
Other accrued payables	68,370	76,507
Current portion of deferred revenue	436,431	425,000
Accrued inventory purchases	-	443,036
Short-term notes payable	2,076,339	2,474,829
Warrant derivative liability	701,827	1,366,326
TOTAL CURRENT LIABILITIES	5,147,467	6,437,449

LONG-TERM LIABILITIES
Long-term other payables	589,349	-
Deferred revenue	9,587,343	9,625,403
TOTAL LONG-TERM LIABILITIES	10,176,692	9,625,403

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.001 par value; 12,672,262 and 12,402,262 shares issued and outstanding, respectively	12,673	12,402
Additional-paid-in capital	16,826,897	15,488,593
Retained earnings	27,680,674	18,161,863
Accumulated other comprehensive income	3,036,972	2,186,010
TOTAL STOCKHOLDERS' EQUITY	47,557,216	35,848,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,881,375	$51,911,720

	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended September 30, 2010	For the three monts ended September 30, 2009	For the six months ended September 30, 2010	For the six months ended September 30, 2009
REVENUE	$11,581,873	$6,746,388	$23,676,460	$15,063,916

COST OF GOODS SOLD	4,487,805	2,870,697	9,261,263	6,770,583

GROSS PROFIT	7,094,068	3,875,691	14,415,197	8,293,333

OPERATING E X P E N S E S
Selling expenses	66,274	36,421	135,199	81,341
General & administrative expenses	656,454	379,350	2,438,252	672,643
TOTAL OPERATING EXPENSES	722,728	415,771	2,573,451	753,984

INCOME FROM OPERATIONS	6,371,340	3,459,920	11,841,746	7,539,349

OTHER INCOME (EXPENSES)
Other income	223,043	81,431	340,887	184,712
Gain on change in fair value of warrants classified as derivatives	(269,933)	-	664,499	-
Interest expenses	(50,419)	(59,400)	(106,675)	(118,800)
Interest income	23,044	2,495	38,812	4,924
Rental income, net	59,483	65,433	120,789	130,866
Non-operating expenses	-	-	(2,612)	-
TOTAL OTHER INCOME (EXPENSES)	(14,782)	89,959	1,055,700	201,702

INCOME BEFORE INCOME TAXES	6,356,558	3,549,879	12,897,446	7,741,051

INCOME TAXES	(1,634,562)	(815,721)	(3,378,635)	(1,853,291)

NET INCOME	$4,721,996	$2,734,158	$9,518,811	$5,887,760

OTHER COMPREHENSIVE INCOME
Foreign currency translation	694,332	31,327	850,962	50,280
COMPREHENSIVE INCOME	$5,416,328	$2,765,485	$10,369,773	$5,938,040

EARNINGS PER SHARE:
EARNINGS PER SHARE - BASIC	$0.37	$0.31	$0.75	$0.67
EARNINGS PER SHARE - DILUTED	$0.37	$0.31	$0.75	$0.67
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	12,672,262	8,800,000	12,663,929	8,800,000
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,672,262	8,800,000	12,663,929	8,800,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS

	For the six months ended September 30, 2010	For the six months ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,518,811	$5,887,760

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	178,720	161,465
Gain on change in fair value of warrants classified as derivatives	(664,499)	-
Stock issued for consulting services	1,220,450	-
Stock issued for board of director fees	118,126	-
Changes in assets and liabilities:		-
Accounts receivable	-	61,468
Inventory	189,219	(2,334,934)
Prepaid lease expense	2,662	-
Other currents assets	-	30
Prepayments to related party supplies	-	(4,841,130)
Accounts payable	(29,940)	29,609
Taxes payable	184,412	(29,062)
Other accrued payables	(9,702)	3,433
Accrued inventory purchases	(452,097)	-
Deferred revenue	(232,158)	-
Net cash provided by (used in) operating activities	10,613,353	(1,061,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress - cemetery property	(11,832,041)	-
Net cash used in investing activities	(11,832,041)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Long-term other payables	589,349	-
Payment on note payable	(449,100)	-
Net cash provided by financing activities	140,249	-

Net decrease in cash and cash equivalents	(1,667,788)	(1,061,361)

Effects of foreign exchange	305,792	1,902

Cash and cash equivalents, beginning of period	9,367,276	1,392,961

Cash and cash equivalents, end of period	$8,005,280	$333,502

SUPPLIMENTAL INFORMATION
Interest paid	$109,052	$59,552
Taxes paid	$3,463,456	$1,034,519

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 1 - BASIS OF PRESENTATION

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

All of the Company’s business operations are carried out by Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), which the Company controls through contractual arrangements between Foguang and Chongqing Ran Ji Industrial Co., Ltd. (“Ran Ji”), a company wholly-owned by Gold Holy Industry Limited (“Gold Holy”), a company wholly-owned by Gold Industry. Further, Mr. Yiyou Ran, the Company’s chairman and chief executive officer, and Mr. Jianquan Chen, a Company director, are directors of Gold Industry, Gold Holy, Ran Ji and Foguang.  Messrs. Ran and Chen are also shareholders and directors of Holy Golden Industry Limited, a British Virgins Island company which currently owns approximately 56% of the Company’s issued and outstanding common stock.  Through these contractual arrangements, the Company has the ability to substantially influence Foguang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control Foguang, the Company is considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in its financial statements.

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
September 30, 2010 and 2009

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

However, Chinese laws and regulations concerning the validity of the Contractual Arrangements is uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government involves substantial uncertainty. Additionally, the Contractual Arrangements may not be as effective in providing control over Foguang as direct ownership, which the Company is restricted from under current Chinese law. Due to such uncertainty, the Company may take such additional steps in the future as may be permitted by the then applicable laws and regulations in China to further strengthen our control over or toward actual ownership of Foguang or its assets or business operations, which could include direct ownership of selected assets without jeopardizing any favorable government policies toward domestic owned enterprises. Because the Company relies on Foguang for its revenue, any termination of or disruption to the Contractual Arrangements would detrimentally affect the Company’s business and financial condition.

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

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The interim unaudited consolidated financial statements include herein, presented in accordance with US GAAP principles and stated in US Dollars have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosers normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the period ended March 31, 2010 and notes thereto included in the Company’s Form 10-K.  The Company follows the same accounting policies in the preparation of consolidated interim reports.  Results of operations for the interim periods are not indicative of annual results.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been re-measured, translated and presented in United States Dollars ($).

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company’s Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month period ended September 30, 2010 and 2009. A summary of the conversion rates for the periods presented is as follows:

	September 30,
	2010	2009
Quarter end RMB: U.S. dollar exchange rate	6.6800	6.8248
Average year-to-date RMB: U.S. dollar exchange rate	6.7879	6.8345

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

Reverse Acquisition

On February 10, 2010, Artistry Publications, Inc. entered into a share exchange agreement (“Share Exchange Agreement”) under which it issued 8,800,000 shares of its Common Stock, par value $0.001, to the shareholders of Gold Industry Ltd. a Cayman Island company, in exchange for all the issued and outstanding shares of Gold Industry Limited (the “Share Exchange”). As a result of the Share Exchange, Gold Industry Ltd. has become a wholly-owned legal subsidiary of Artistry Publications, Inc., and Gold Industry  Ltd. shareholders acquired a majority of Artistry Publications, Inc.’s  issued and outstanding stock. Concurrent with the Share Exchange, Mr. Yiyou Ran (the managing director of Gold Industry Ltd., and all of its operating subsidiaries, “Mr. Ran”) has been appointed the Chief Executive Officer of the Company.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Gold Industry, Ltd. is deemed to be the accounting acquirer (legal acquiree) and Artistry Publications, Inc. to be the accounting acquiree (legal acquirer). The financial statements before the date of Share Exchange are those of Gold Industry, Ltd., with the results of Artistry Publications, Inc. being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

The Reporting Entities

The Company’s consolidated financial statements reflect the activities of the Company and the following subsidiaries and VIE:

Subsidiaries/VIE	Incorporated in	Percentage of Ownership
Gold Industry Limited	Cayman Islands	100.00%
Gold Holy Industry Limited	Hong Kong	100.00%
Chongqing Ran Ji Industry Co, Limited	PRC	100.00%
Foguang	PRC	VIE by Contractual Arrangements

Recent Accounting Pronouncements

In the first quarter of fiscal 2011, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•
The amendments to the recognition and measurement guidance for the transfers of financial assets. The amendments in this update are the result of formerly, FASB Statement No. 166, Accounting for Transfers of Financial Assets.

•
The amendment to the guidelines for determining the primary beneficiary in a variable interest entity and for improvements to financial reporting by enterprises involved with variable interest entities.

•	The accounting standard improving disclosures about recurring and nonrecurring fair value measurements.

•	The amendment to the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.

Accounting Standards Issued But Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 or our second quarter of fiscal 2011. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

Because the Company and Foguang are under common control, the initial measurement of the assets and liabilities of Foguang for the purpose of consolidation by the Company is at book value. Neither the Company nor any of its subsidiaries has had any other business activities except for entering into the Contractual Arrangements with Foguang and its shareholders. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements are prepared as if the Company had been in existence since April 1, 2007 and throughout each of the two year periods ended March 31, 2010 and period ended September 30, 2010.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

Fair value measurements and financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amounts
Financial instruments	Level 1	Level 2	Level 3	September 30, 2010	March 31, 2010
Liabilities:
Derivative instruments − Warrants	$—	$701,827	$—	$701,827	$1,366,326
Total	$—	$701,827	$—	$701,827	$1,366,326

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on April 1, 2009, the Company accounted for these warrants as derivative liabilities. All changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.  As of September 30, 2010, the Company recorded a gain of $664,499 for the re-measurement of the derivative liability.

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Warrants	Underwriter Warrants
	September 30, 2010	September 30, 2010
Market price and estimated fair value of common stock:	$3.44	$2.80
Exercise price:	$4.10	4.10
Expected term (years):	3.39	3.39
Dividend yield:	–	–
Expected volatility:	41%	41%
Risk-free interest rate:	1.68%	1.68%

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

Financial Instruments, The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and short-term notes payable  approximate their fair values due to the short-term maturity of such instruments.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

The company maintains additional cash in a US Bank which, at times, may exceed federally insured limits.  The amount in excess of the federally insured limits was $560,514 and $2,703,253 at September 30, 2010 and March 31, 2010, respectively.

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

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), specifically ASC 360-10. In addition to direct land acquisition, land development and plot development costs, when applicable costs also include interest, any real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. If any cemetery sections are temporarily closed, no additional interest is allocated to that specific area plot inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the plots for sale, it can typically take several more years to fully develop, sell and deliver all the plots. Longer or shorter time periods are possible depending on the number of plot sites in a section and the sales and delivery pace of the plots. Our cemetery may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our plots and write down the value of those plots for which we believe the values are not recoverable.

 When the profitability of an area of plots deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the plot to its carrying value. If the estimated future undiscounted cash flow is less than the designated area plots’ carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of an area of plots, we use various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of plot sites available and pricing and incentives being offered by us or by other cemeteries; (b) the expected sales prices and sales incentives to be offered on the plots; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, plot construction costs, interest costs and overhead costs;  and (d) alternative uses for the property.

Construction in progress – cemetery property

Construction in progress – cemetery property includes the costs of materials, labor and overhead costs associated with constructing walls, roads and other infrastructure costs in the Company’s cemetery.  Upon completion of the project, the capitalized construction in progress costs will be allocated moved into inventory.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

Revenue and Cost Recognition

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

The construction time of the Company plots is generally less than one year, although some plot areas may take more than one year to complete. Revenues and cost of revenues from these plot sales are recorded at the time each plot is delivered and title and possession are transferred to the buyer.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

For standard plots, land, land development and related costs, incurred and estimated to be incurred in the future, are amortized to the cost of plots closed based upon the total number of plots to be constructed in each area. Any changes resulting from a change in the estimated number of plots to be constructed or in the estimated costs subsequent to the commencement of delivery of plots are allocated to the remaining undelivered plots in the area. Plot construction and related costs are charged to the cost of plots closed under the specific identification method. The estimated land, common area development and related costs of a cemetery area, including the cost of the surrounding grounds, net of their estimated residual value, are allocated to individual cemetery plot areas within the cemetery on a relative sales value basis. Any changes resulting from a change in the estimated number of plots to be constructed or in the estimated costs are allocated to the remaining plot sites in each of the area of overall cemetery.

Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.

Sales Incentives:  In order to promote sales of the Company’s plots, the Company grants cemetery plot buyers sales incentives from time-to-time. These incentives will vary by type of incentive and by amount on cemetery area-by-area and plot-by-plot basis. Incentives that impact the value of the plot or the sales price paid, such as special or additional options are generally reflected as a reduction in sales revenues. Incentives that we pay to an outside sales representative  are recorded as an additional cost of revenues. Incentives are recognized at the time the plot is delivered to the plot buyer and we receive the sales proceeds.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses.  Advertising expense amounted to $135,199 and $81,341 for the periods ended September 30, 2010 and 2009, respectively.

Foreign currency translation

As of September 30, 2010 and March 31, 2010, the accounts of the Company were maintained, and its consolidated financial statements were expressed, in the RMB. Such consolidated financial statements were translated into U.S. Dollars with the RMB as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended September 30, 2010 and 2009.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

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

NOTE 4 – INVENTORY

Cemetery plots and other inventories, net of reserves, at September 30, 2010 and March 31, 2010, consists of the following:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Basic plots	$1,001,841	981,764
Standard plots	7,152,878	6,842,800
Deluxe plots	1,943,349	1,929,406
Artist plots	3,108,230	1,437,490
Supplies	3,572	3,445
Total	$13,209,870	$11,194,905

NOTE 5 – WORK IN PROGRESS – CEMETERY PROPERTY

Work in progress – cemetery property at September 30, 2010 and March 31, 2010, consists of the following:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Work in progress – cemetery property	$11,832,041	$-

During the second quarter of 2010, the Company’s management modified the strategy for the development and construction of cemetery plots.  Historically, the cemetery plots were developed in batches of approximately 500 plots, which were completed on a monthly basis.  The walls, roads, and other infrastructure were only built where necessary for the individual batch.  The Company is now developing approximately 7,000 cemetery plots simultaneously, along with the related infrastructure.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

Details of the project are as follows:

•	The term of the contract is from May 20, 2010 to January 29, 2011 (250 days).

•	The estimated total cost is approximately $19.6M.

•	The Company is required to pay up to 80% of the project cost, as it is being developed on a monthly basis.

•	The Company will pay an additional 15% of the project cost when completed.

•	The Company will pay an additional 2% of the project funds until inspection of the project.

•
The Company will hold back 3% as a warranty fee for 2 years (no interest accrued) as a warranty, upon expiration of warranty period the balance of  $589,349 recorded as long-term other payables will be paid under the contract terms to the developer.

Upon final completion of the project, all costs associated with developing walls, roads, and other infrastructure will be moved into inventory.

NOTE 6 – PREPAID LEASE EXPENSE

Prepaid lease expense consists of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Prepaid Lease expenses	$784,232	$787,412

During 2009, the Company leased land use rights for an additional 377,634 square meters from a group of local farmers and villagers for a period of 20 years, subject to renewals, in exchange for a cash payment of approximately $840,000.  Pursuant to the agreement, the payment was made to the PRC government for the benefit of the local farmers and villagers.  The Company is also obligated to pay an annual fee of approximately $23,000 for the duration of the lease to the farmers. None of this land area was developed as of September 30, 2010. The Company has presented this amount as prepaid lease expense on the consolidated balance sheet. The villagers and farmers were originally located in Longqiao and Qianfo villages. The cash received by the PRC from the Company is expected to be redistributed to the local farmers and villagers by the Government as a payment for relocating them to ChangShou Jiang Nan. The Company also agreed to clear land for the building of these homes at the relocated site.

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

The prepaid expenses are amortized over 20 years per the terms of the contract.

NOTE 7 – RELATED PARTY RECEIVABLE

Related party receivable consists of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Prepayments on contracts on behalf of related party	$1,437,120	$1,408,320

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

In April 2008, the Company recorded a prepayment on behalf of a related party for a purchase commitment in the amount of $1,437,120 (87% of the contract) for cemetery headstones to Chongqing Kun Yu Stone Wood Company (“Kun Yu”). Under the terms of the contract, Kun Yu is obligated to finish the production of, and deliver the headstones at the specified time defined by the Company for inspection and performance of quality control functions. Kun Yu is obligated to fix any product related damages and allow the Company’s representative to perform a final inspections prior to acceptance. The related party affiliate of the Company is to pay upon final inspection the remaining balance within one month after delivery of the headstones to the Company. As of September 30, 2010, the related party had not taken possession of the headstones.

NOTE 8 - COSTS INCURRED WITH REAL ESTATE PROJECTS IN PROGRESS

Real estate projects in progress consists of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Costs incurred with real estate projects in progress	$8,682,600	$10,122,300

In February 2009, the Company recorded a prepayment related to a contract in the amount of $4,101,970 (7% of the contract), for the construction of entertainment boats.  Chongqing Bo Goa Tourism Company (“Bo Goa”), an unrelated third party, and the Company were going to jointly develop the “Liang Jiang Yu” project.  In September 2009, the Company took over as the sole developer on this project.  This project includes development of a park near the Longqiao Lake as a way to attract more tourism in the Changshou area near the Company’s cemetery site.  The scope of the project currently contemplates 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks. As of September 30, 2010, the Company’s total prepayment for this project is $8,682,600. The cost incurred with the project decreased by approximately $1,439,700 because construction costs was capitalized and moved into inventory. The total price of the contract is approximately $64,000,000.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Buildings and structures	$8,216,808	$8,052,142
Machinery and equipment	876,086	858,529
Office equipment	6,397	6,269
Less: accumulated depreciation	(1,927,604)	(1,675,766)
Total Property and equipment	$7,171,687	$7,241,174

Depreciation expense for the six months ended September 30, 2010 and 2009 was $178,720 and $161,465, respectively.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 10 –INTANGIBLE ASSETS

Land use rights are stated at the estimated fair value on the contribution date less accumulated units of production costs and any impairment losses. The land use rights are expensed on ratable basis based on the number of plots developed over the life of the rights.

During 2005, the Company received land use rights for 339,444 square meters for a period of 20 years, subject to four 20-year renewals, which were contributed by the PRC government for no consideration. The Company recorded this transaction at fair value of approximately $13.6 million as determined by management after consultation with PRC counsel and consultants.  The land use rights include the Company’s cemetery site located in Changshou. Under PRC regulations, all land in the PRC is state-owned.   The Company’s management determined the fair market value of the land use rights based upon the actual square meters of useable land underlying the land use rights. The Company expects approximately 210,000 plots can be developed and sold from the 339,444 square meters of land.

Intangible assets consist of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Land use rights	$13,618,209	$13,345,299
Less: Accumulated units of production costs	1,859,664	1,557,396
Total	$11,758,545	$11,787,903

At September 30, 2010, the Company reviewed the land use rights for impairment and concluded that no impairment existed. The land use rights contributed by the PRC government are expensed based upon the number of cemetery plots capitalized in inventory using the units of production method. During the six months ended September 30, 2010 the Company expensed $266,119 and year ended March 31, 2010, the Company expensed $640,484, which was included in the capitalized cost of inventory.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of:

	Six Months Ended 9/30/10	Year Ended 3/31/10
Welfare payable	$99,049	$97,064
Taxes payable	1,655,381	1,441,490
Other accrued payables	68,370	76,507
Total	$1,822,800	$1,615,061

These expenses are accrued by the Company over time and paid to the PRC government.

NOTE 12 – DEFERRED REVENUE

At December 31, 2005, the Company recorded deferred revenue related to land use rights that were contributed to the Company by the PRC government.  As the Company sells cemetery plots, a portion of the deferred revenue is recognized as a reduction of cost of the land use rights based on the number of cemetery plots that the Company sells during the year.  For the six months ended September 30, 2010 and 2009, the Company recorded $340,887 and $184,712, respectively, as other income.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 13 – SHORT-TERM NOTES PAYABLE

Short term notes payable represent amounts due to a bank normally due within one year. The principal balance of the loans is due at maturity and the loans can be renewed each year.

Short-term note payable – Chongqing Rural Commercial Bank, is secured by Chongqing bowling museum building, is due on demand, bears interest at an annual rate of 8.4% and matures in March 2011. The company is responsible for all economic disputes or liabilities related to this property. If any terms of the contract were breached, the Company would have to pay a penalty of approximately $37,000.  As of September 30, 2010 and March 31, 2010, the Company had short-term notes payable in the amount of $0 and $440,100, respectively.  The company paid off the outstanding loan balance in May 2010.

Short-term note payable – Chongqing Rural Commercial Bank, is secured by approximately 123,334 square meters of land use rights valued at approximately $882,000 at inception, is due on demand, bears interest at an annual rate of 9.6% and matures in March 2011.  In the event of default on this short-term notes payable, the interest rate is calculated at annual rate of 9.612%.  As of September 30, 2010 and March 31, 2010, the Company had a loan payable of $2,076,339 and $2,034,729, respectively.  This short-term notes payable contain covenants that restrict the use of proceeds to developing cemetery plots.  If the Company uses the money in breach of these covenants, the interest rate is calculated at 19.2%.  As of September 30, 2010, the Company was in compliance with these covenants.

For the six months ending September 30, 2010 and 2009, interest expense was $106,675 and $118,800, respectively.

NOTE 14 – RENTAL INCOME FROM OPERATING LEASE

Rental income consists of the following as of:

	Six Months Ended 9/30/10	Three Months Ended 9/30/09
Rental income	$169,713	$83,945
Less: depreciation of building	(48,924)	(24,462)
Net rental income	$120,789	$59,483

The Company rents its excess office space in Changshou to an unreleated third party under a cancellable operating lease that is on a month to month basis. The third party is responsible for all expenses related to the occupancy of the office space. As of September 30, 2010 and 2009, the lease called for monthly rental of approximately $28,000.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share.  At September 30, 2010 and March 31, 2010, no shares were issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.  At September 30, 2010, the Company had 12,672,262 and at March 31, 2010, the Company had 12,402,262 common shares issued and outstanding, respectively.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

During the period ended September 30, 2010, the Company’s Board of Directors approved and granted the award of 50,000 shares of restricted stock to each of the Company’s non-employee members of the board. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. The fair value of the restricted stock at the measurement date was $236,252, of which $118,126 was expensed for the period ended September 30, 2010.

During the period ended September 30, 2010, the Company’s Board of Directors approved and granted the award of 60,000 shares of restricted stock to a consulting firm.  The restricted stock awards each vest quarterly in equal amounts over a one year period.  The fair value of the restricted stock at the grant date was $165,900 of which $82,950 was expensed for the period ended September 30, 2010.

During the period ended September 30, 2010, the Company’s Board of Directors approved and granted 250,000 shares of restricted stock to a consulting firm to provide business and financial consulting services.  The Company has issued (60,000 of the restricted shares with a fair value of $728,000 and is to issue an additional 90,000 restricted shares with a fair value of $409,500.  The restricted share have all been expensed as of the grant date because there is no specific performance requirement related to the agreement and the restricted share are fully vested at the time of grant.

In accordance with ASC 718 (formerly SFAS 123R), the Company valued the restricted stock award at fair value as of the grant date and recognizes compensation expense on a straight-line basis over the vesting period.

Restricted Stock

The following table summarizes our restricted stock activity during the three months ended September 30, 2010 for the above plans:

	Number	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2010	-	$-
Granted	360,000	3.27
Vested	(215,000)	4.32
Forfeited	—	—
Non-vested at September 30, 2010	145,000	4.72

The grant date fair values of restricted stock awards which vested during the period ended September 30, 2010 was approximately $929,000.

As of September 30, 2010, there was approximately $611,000 of unrecognized compensation cost related to unvested outstanding restricted stock. The Company expects to recognize these costs over a weighted average period of 0.5 year.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 16 – CONCENTRATION RISK

Suppliers

The Company obtained approximately 100% of its inventory purchases from two suppliers for the three months ended September 30, 2010 and year ended March 31, 2010.  Management believes other suppliers could provide similar products and services on comparable terms in the area.  Although alternate suppliers may provide identical or similar products, such a change could result in delays and a possible loss of sales.  The Company did have long-term contracts with its suppliers for the six months ended September 30, 2010 and year ended March 31, 2010.

Customers

The Company did not have concentrations related to any of its customers and revenue for the six months ended September 30, 2010 and year ended March 31, 2010.

NOTE 17 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

The Company had $1,437,120 in prepayments to a related party receivable as of September 30, 2010 and $1,408,320 as of March 31, 2010. (See Note 7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Redstone Group, Inc. and its subsidiaries for the three and six month periods ending September 30, 2010 and 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this quarterly report on Form 10-Q (“Form 10-Q”).

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

In addition, the Chongqing municipal government has committed to enable Foguang to secure the land use rights to approximately 1,194,804 square meters of land surrounding Longqiao Lake, which portions of Guiyuan II overlook. However, as of the date of this Form 10-Q, Foguang has yet to officially receive such land use rights. Foguang is planning to develop this land as a park, with mausoleums and temples, to complement and enhance Guiyuan II. The purpose of the Longqiao Lake project is to make full use of Foguang’s land resources, to cultivate and produce flower seeds, and to increase the overall green effect of its park. So far, Foguang has invested nearly RMB 12 million (approximately US $1.8 million) to cultivate the land for the planting of nursery seedlings and the purchasing of nursery seedlings. A part of such seedlings will be used for the development of Guiyuan II, and the remaining seedlings will be sold either to the Changshou district government for urban landscaping or to outside parties for profit.

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

Foguang is considered VIE and we are the primary beneficiary. We entered into agreements with Foguang pursuant to which we shall receive 100% of Foguang’s net income. In accordance with these agreements, Foguang shall pay consulting fees equal to 100% of its net income to us and we shall supply business consulting and other general business operation services needed to Foguang The accounts of Foguang are consolidated in the accompanying condensed consolidated financial statements. As a VIE, Foguang’s sales are included in our total sales, Foguang’s income from operations is consolidated with ours, and our net income includes all of Foguang’s net income, and Foguang’s assets and liabilities are included in our condensed consolidated balance sheet. The VIE do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Foguang that requires consolidation of Foguang financial statements with our condensed consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”), specifically ASC 360-10. In addition to direct land acquisition, land development and plot development costs, when applicable costs also include interest, any real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. If any cemetery sections are temporarily closed, no additional interest is allocated to that specific area plot inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the plots for sale, it can typically take several more years to fully develop, sell and deliver all the plots. Longer or shorter time periods are possible depending on the number of plot sites in a section and the sales and delivery pace of the plots. Our cemetery may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our plots and write down the value of those plots for which we believe the values are not recoverable.

When the profitability of an area of plots deteriorates, the sales pace declines significantly or some other factor indicates a possible impairment in the recoverability of the asset, the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the plot to its carrying value. If the estimated future undiscounted cash flow is less than the designated area plots’ carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is primarily determined by discounting the estimated future cash flow. The impairment is charged to cost of revenues in the period in which the impairment is determined. In estimating the future undiscounted cash flow of an area of plots, we use various estimates such as: (a) the expected sales pace in a community, based upon general economic conditions that will have a short-term or long-term impact on the market in which the community is located and on competition within the market, including the number of plot sites available and pricing and incentives being offered by us or by other cemeteries; (b) the expected sales prices and sales incentives to be offered on the plots; (c) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, plot construction costs, interest costs and overhead costs;  and (d) alternative uses for the property.

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

Revenue and cost recognition

The construction time of our plots is generally less than one year, although some plot areas may take more than one year to complete. Revenues and cost of revenues from these plot sales are recorded at the time each plot is delivered and title and possession are transferred to the buyer.

For our standard plots, land, land development and related costs, incurred and estimated to be incurred in the future, are amortized to the cost of plots closed based upon the total number of plots to be constructed in each area. Any changes resulting from a change in the estimated number of plots to be constructed or in the estimated costs subsequent to the commencement of delivery of plots are allocated to the remaining undelivered plots in the area. Plot construction and related costs are charged to the cost of plots closed under the specific identification method. The estimated land, common area development and related costs of a cemetery area, including the cost of the surrounding grounds, net of their estimated residual value, are allocated to individual cemetery plot areas within the cemetery on a relative sales value basis. Any changes resulting from a change in the estimated number of plots to be constructed or in the estimated costs are allocated to the remaining plot sites in each of the area of overall cemetery.

Any changes resulting from a change in the estimated total costs or revenues of the project are allocated to the remaining units to be delivered.

Sales Incentives:  In order to promote sales of our plots, we grant our plot buyers sales incentives from time-to-time. These incentives will vary by type of incentive and by amount on cemetery area-by-area and plot-by-plot basis. Incentives that impact the value of the plot or the sales price paid, such as special or additional options are generally reflected as a reduction in sales revenues. Incentives that we pay to an outside sales representative  are recorded as an additional cost of revenues. Incentives are recognized at the time the plot is delivered to the plot buyer and we receive the sales proceeds.

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

Derivative Instruments.

Our derivative financial instruments consisted of warrants to purchase common stock. The warrants have certain price reset feature, which causes them to be classified as a liability. The accounting treatment of derivative financial instruments required that the we record the derivatives at their fair values as of the issuance date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At September 30, 2010, the warrant derivatives were valued using the Black Scholes Option Pricing Model.

Recent Accounting Pronouncements

In the first quarter of fiscal 2011, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•	The amendments to the recognition and measurement guidance for the transfers of financial assets. The amendments in this update are the result of ASU 860, Accounting for Transfers of Financial Assets.

•
The amendment to the guidelines for determining the primary beneficiary in a variable interest entity and for improvements to financial reporting by enterprises involved with variable interest entities.

•	The accounting standard improving disclosures about recurring and nonrecurring fair value measurements.

•	The amendment to the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.

Accounting Standards Issued But Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 or our second quarter of fiscal 2011. We are currently evaluating the impact this update will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

Results of Operations

Comparison of Three Month and Six Months Periods Ended September 30, 2010 and September 30, 2009

Net Revenues

Net revenues for the three month period ended September 30, 2010 were $11,581,873 as compared to $6,746,388 for the three month period ended September 30, 2009, an increase of $4,835,485 or approximately 71.68%. Net revenues for the six month period ended September 30, 2010 were $23,676,460 as compared to $15,063,916 for the six month period ended September 30, 2009, an increase of $8,612,544 or approximately 57.17%.For the three month and six month periods ended September 30, 2010 and 2009, net revenues consisted of the following:

	Three Month Period Ended Sep 30, 2010	Three Month Period Ended Sep 30, 2010	Six Month Period Ended Sep 30, 2009	Six Month Period Ended Sep 30, 2009
Cemetery	$11,581,873	$6,746,388	$23,676,460	$15,063,916
Net Revenues	$11,581,873	$6,746,388	$23,676,460	$15,063,916

Cemetery

For the three month period ended September 30, 2010, cemetery revenues increased by $4,835,485 or 71.68% from the comparable three month period ended September 30, 2009.  For the six month periods ended September 30, 2010, cemetery revenues increased by $8,612,544 or 57.17% from the comparable six month period ended September 30, 2009. The significant increase in revenues was mainly attributable to the development of new cemetery, which led to an increase of sales of cemetery plots and cemetery plot price.  The new cemetery is being built on approximately 11 acres of land and will have approximately 7,000 plots.  The new cemetery plots were located on more desirable property which was higher up on the hill and had better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.

The total number of cemetery plots sold increased by 444 plots from 1,282 for three month period ended September 30, 2009 to 1,726 for the comparable three month period ended September 30, 2010. In addition, the average sales price increased by approximately $1,395 per cemetery plot. The total number of cemetery plots sold increased by 672 plots from 2,908 for the six month period ended September 30, 2009 to 3,580 for the comparable six month period ended September 30, 2010. In addition, the average sales price increased by approximately $1,409 per cemetery plot. The increase in cemetery revenues was also attributable to better marketing as Foguang started to focus its advertising costs on television advertisements in targeted areas and increased incentives for its sales agents and hired additional agents to better promote and sell its services and products. Also, with the new cemetery development, we were able to increase average cemetery plot prices.  The new cemetery plots were located on a more desirable property which was higher up on the hill and had better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.    The overall improvement of local economic conditions in Chongqing with the economy starting to grow at approximately 8%  also contributed to the increase of economic value of Foguang’s cemetery and increased the number of cemeteries sold. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area has helped the economy to grow at approximately 8%.

Cost of Sales

Cost of sales includes amortization of land use rights, raw materials, conversion costs, direct labor, manufacturing costs, and utilities. For the three month period ended September 30, 2010, cost of sales amounted to $4,487,805 or approximately 38.75% of total net revenues as compared to $2,870,697 or approximately 42.56% of total net revenues for the three month period ended September 30, 2009. For the six months period ended September 30, 2010, cost of sales amounted to $9,261,263 or approximately 39.12% of total net revenues as compared to $6,770,583 or 44.95% of total net revenues for the six months period ended September 30, 2009. The decrease in cost of sales as a percentage of total net revenues was primarily due to economies of scale.  We were able to cut the average cost for per cemetery plot by approximately 5% by developing plots a larger scale.  Foguang achieved favorable contract terms with a supplier due to such supplier’s excess capacity and our agreeing to develop approximately 7,000 cemetery plots at a time instead of 500 cemetery plots at a time. Costs associated with the development of the cemetery were reduced because of an improvement in the production process and the more efficient use of technology. Specifically, a change was made to the way shale stone memorials were casted into cement walls for the cemetery which significantly decreased labor costs and materials. The new technology led to a 60% decrease in the use of raw material for the construction of the cemetery cement walls, which lead to a cost savings on average of approximately 3% per cemetery plot.

Total cost of sales increased by $1,617,108 or 56.33% for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009.  Total cost of sales increased by $2,490,680 or 36.79% for the six month periods ended September 30, 2010 as compared to the six month period ended September 30, 2009. The increases were attributable to the following:

Gross Profit

Gross profit for the three month and six month periods ended September 30, 2010 was $7,094,068 or 61.25% and $14,415,197 or 60.88% of total net revenues, respectively, as compared to $3,875,691 or 57.41% and $8,293,333 or 55.05% of total net revenues for the comparable three and six month periods ended September 30, 2009. The increase in gross profit was attributable to a decrease in the cost of goods sold as a percentage of sales as Foguang was able to develop cemetery plots for a cheaper price due to the advantage of economies of scale. Foguang was also able to sell higher margin products since it was able to utilize its historical sales records to develop and sell higher margin cemetery plots. In the cemetery industry, the sale of a deluxe tomb is able to generate a 20% higher margin for Foguang as compared to the basic tombs. Foguang was able to charge higher sales prices as it developed the second phase of the cemetery, which was on more desirable land.  As Foguang continues to develop its cemeteries, it will focus on the development of such deluxe tombs to achieve higher profit margins. In addition, Foguang utilizes Feng Shui concepts to develop its cemetery with the best “Feng Shui” to attract more customers. By having good “Feng Shui”, Foguang is able market its cemetery plots at higher sales prices while keeping the cost of sales relatively constant to achieve higher profit margins.  The new cemetery plots are located on  more desirable  property which is higher up on the hill and has better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.   The revenue during the month period ended September 30, 2010 did not increase as compared to the three month period ended June 30, 2010 because of some seasonality in our business, since sales are generally slower when the weather becomes extremely hot.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2010 were $722,728, an increase of $306,957 or 73.83% from total operating expenses in the three month period ended September 30, 2009 of $415,771. Total operating expenses for the six month period ended September 30, 2010 were $2,573,451, an increase of $1,819,467 or 241.05% from total operating expenses in the six months period ended September 30, 2009 of $753,984. This increase included the following:

For the three months ended September 30, 2010, selling expenses amounted to $66,274 as compared to $36,421 for the same period ended September 30, 2009, an increase of $29,853 or 81.97%. For the six months ended September 30, 2010, selling expenses amounted to $135,199 as compared to $81,341 for the same period ended September 30, 2009, an increase of $53,853 or 66.21%. Foguang incurred more selling expenses for the three months and six months ended September 30, 2010 due to the increase in number of cemetery plots sold, as we had more expenses associated with sales that came with the higher volume.   We signed a contract that allowed us to develop approximately 7,000 plots at a time versus 500 plots at a time.  This increase in the batch of cemetery plots being developed has decreased costs.

For the three months ended September 30, 2010, general and administrative expenses amounted to $656,454 as compared to $379,350 for the same period ended September 30, 2009, an increase of $277,104 or 73.05%. For the six months ended September 30, 2010, general and administrative expenses amounted to $2,438,252 as compared to $672,643 for the same period ended September 30, 2009, an increase of $1,765,609 or 262.49%.  The substantial increase in expenses was mainly attributable to the increase in salary and wages and to non-cash stock for compensation for directors and consultants to the company.   In addition, the cost of gasoline has also increased which increased Foguang’s transportation costs and costs reimbursed to sales agents for taking the customers to view the cemetery. Our general and administrative expenses increased due to the overall increase of labor costs and rise of inflation in China. For example, the cost to print a high quality pamphlet used in our sales offices went from $.03 to $.05, up 67%. In addition, we incurred additional expenses for being a public company in the United States for the three month period ended September 30, 2010, which included legal and auditing expenses.

Income from Operations

We reported income from operations of $6,371,340 for the three month period ended September 30, 2010 as compared to income from operations of $3,459,920 for the same period ended September 30, 2009, an increase of $2,911,420 or approximately 84.15%. For the six months ended September 30, 2010, income from operations amounted to $11,841,746 as compared to $7,539,349 for the same period ended September 30, 2009, an increase of $4,302,397 or 57.07%. The increase in income from operations was attributable to the increase in the sale of cemetery plots.  In addition, we were able to increase the average price of cemetery plot as we expanded into new developments, which had a more desirable location. The local economic environment experienced overall improvement in fiscal 2010 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area, which led to higher overall consumer consumption. The significant increase in income from operations was mainly attributable to Foguang’s overall development momentum and a healthy sales pipeline. Foguang has been able to increase traffic to the cemetery and build momentum, which makes the rest of the cemetery land more desirable and valuable.

Other Income and Expenses

For the three months ended September 30, 2010, total other income (expenses) amounted to ($14,782) as compared to $89,959 for the three months ended September 30, 2009, a decrease of $104,741 or 116.43% from the comparable period in 2009. For the six months ended September 30, 2010, total other income (expenses) amounted to $1,055,700 as compared to $201,702 from the comparable period in 2009. The change was primarily attributable the following:

For the three months ends September 30, 2010, other income amounted to $223,043 as compared to $81,431 for the three months ended September 30, 2009, an increase of $141,612 or 173.90%.  For the six month period ended September 20, 2010, other income amounted to $340,887 as compared to $184,712 for the six months ended September 30, 2009, an increase of $156,175 or 84.55%. The change was primarily attributable to deferred revenue recorded as other income, which increased with the increase in the sale of cemetery plots over the prior period.

For the three months ended September 30, 2010, loss on change in fair value of warrants classified as derivatives amounted to $269,933 as compared to $0 for the three months ended September 30, 2009. This change was primarily attributable to share price changes, which lead to loss on change in fair value of warrants classified as derivatives.   For the six months ended September 30, 2010, gain on change in fair value of warrants classified as derivatives amounted to $664,499 as compared to $0 for the six months ended September 30, 2009. This change was primarily attributable to warrants that were issued in connection with the sale of company shares in private placement transaction during February 2010.

For the three months ended September 30, 2010, interest expense decreased by 17 % from $59,400 as compared to $50,419 for the three months ended September 30, 2009.  For the six months ended September 30, 2010, interest expense decreased by 10% from $106,675 as compared to $118,000 for the six months ended September 30, 2009. The change was primarily attributable to the repayment of a loan in May 2010.

For the three months ended September 30, 2010, rental income, net amounted to $59,483 as compared to $65,433 for the three months ended September 30, 2009, a decrease of $9.09% from the comparable period in 2009. For the six months ended September 30, 2010, rental income, net amounted to $120,789 as compared to $130,866 for the six months ended September 30, 2009, a decrease of 7.7%. This change was primarily due to depreciation costs decrease as the building is depreciated over its useful economic life decrease rental fees.

Liquidity and Capital Resources

Six Months Ended September 30, 2010

For the six months ended September 30, 2010, net cash provided by operating activities was  $10,613,353, as compared to net cash used in operating activities of ($1,061,361) for the six months ended September 30, 2009.

The increase was primarily attributable to decreased inventory costs and prepayment to suppliers.

For the six months ended September 30, 2010, net cash used in investing activities was $11,832,041.

The increase was primarily attributable to cash paid for construction in progress – cemetery inventory developed for sale for the six months ended September 30, 2010 is more than the cash paid for inventory developed for sales for six months ended September 30, 2009.

During the second quarter of 2010, the Company’s management modified the strategy for the development and construction of cemetery plots.  Historically, the cemetery plots were developed in batches of approximately 500 plots, which were completed on a monthly basis.  The walls, roads, and other infrastructure were only built where necessary for the individual batch.  The Company is now developing approximately 7,000 cemetery plots simultaneously, along with the related infrastructure.

Details of the project are as follows:

•	The term of the contract is from May 20, 2010 to January 29, 2011 (250 days)

•	The estimated total cost is approximately $19.6M

•	The Company is required to pay up to 80% of the project cost, as it is being developed on a monthly basis

•	The Company will pay an additional 15% of the project cost when completed

•	The Company will pay an additional 2% of the project funds until inspection of the project

•
The Company will hold back 3% as a warranty fee for 2 years (no interest accrued) as a warranty, upon expiration of warranty period the balance of  $589,349 recorded as long-term other payables will be paid under the contract terms to the developer

Upon final completion of the project, all costs associated with developing walls, roads, and other infrastructure will be reclassified into inventory.

For six months ended September 30, 2010, the net cash  provided by financing activities was $140,249 compared to no cash used in or provided by financing activities for six months ended September 30, 2009.  For the three months ended June 30, 2010, the Company paid off a loan payable.

We have one short term loan of approximately $2 million that is due and payable by March 2011. We plan to use all the funds of approximately $4.6M  from our February 2010 financing to develop the Gui Yuan II project. By the end of fiscal year 2011, we plan to complete the first phase of land acquisition and the construction of the cemetery and supporting facilities within the acquired land. We plan to develop 5,000 external tombs and 2,000 internal tombs. After the Gui Yuan II project is completed, our next focus will be the development of the Longqiao Lake project. In 2011, we plan to develop tourism, leisure, entertainment, dining accommodation, transportation and other comprehensive services and facilities. We plan to expand our seedling base in the Longqiao Lake area. Management believes that the funds for such short-term developments can be obtained through the sale of securities or issuance of debt instruments in addition to our retained earnings. Foguang’s projected income is approximately $12 million and $16 million in 2011 and 2012, respectively, so Foguang expects to have enough funds for its short term development projects.

Our long term development includes acquisition and merger with cemeteries locally or in other cities. We plan to acquire Shenzhen Huaqiao Public Cemetery in 2013. The funds needed for this acquisition is approximately $100 million.

We believe that cash and cash equivalents currently on hand and cash flows from operations will be sufficient to continue our operations and to pursue our growth strategy for the next eighteen months. Our future capital requirements will depend on many factors, including the rate of our revenue growth; the timing and extent of spending to enhance our advertising and marketing programs; investing in our sales force; the levels of the inventory we carry; and other factors relating to our business. We will require additional financing in the future in order to execute our operating and growth plans and we may not be able to obtain such financing. We cannot predict whether this additional financing will be in the form of equity, debt, or a combination of debt and equity. There are no assurances that our plans will be successful, or even be implemented.

Funding for our business has been provided principally by cash flow from operating activities before inventory additions, bank borrowings and equity markets. Prior to fiscal 2009, we used our cash flow from operating activities before inventory additions, bank borrowings and the proceeds of equity offerings, to develop additional land for new plots needed to meet the requirements of our backlog.

In general, our cash flow from operating activities assumes that, as each plot is delivered, we will develop a plot site to replace it. Because we own several years’ supply of plot sites, we do not need to develop plot sites immediately to replace those which we deliver.

We had in our inventory 5,130 cemetery plot sites, as compared to approximately 4,540 at March 31, 2010, 2,634 at March 31, 2009 and 6,856 at June 20, 2010, the high point of our plot sites owned and controlled.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended September 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K filed with the SEC on July 15, 2010 for a description of contractual obligations as of March 31, 2010.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $8,005,000 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from all of our revenue and cost of goods sold being conducted in RMB and converting it to USD. We translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded foreign currency gain of $850,962 for the six months ended September 30, 2010 compared to foreign currency gain of $50,280 for the same period in 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010, the end of the fiscal period covered by this Quarterly Report.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of March 31, 2010 (described in our 2010 Annual Report filed on Form 10-k) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect the Company’s business, financial position and results of operations.  Additionally, the information to be reported under this item has not changed since it was disclosed in the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (“S-1/A”), filed with the Securities and Exchange Commission (“SEC”) on July 28, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

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

CHINA REDSTONE GROUP, INC.

Dated: November 15, 2010	/s/ Yiyou Ran
Yiyou Ran
Chairman of the Board and Chief Executive Officer

Dated: November 15, 2010	/s/ Michael Wang
Michael Wang
Chief Financial Officer