Form 10-Q
period 2010-12-31
China Redstone Group, Inc.
filed 2011-02-14
CIK 1415592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.:  333-146942

CHINA REDSTONE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8285559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

239 Jianxin Road, Jiangbei District,
Chongqing, PRC 400000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

The registrant had 12,672,262 shares of common stock, par value $0.001 per share, outstanding as of February 14, 2011.

CHINA REDSTONE GROUP, INC.

FORM 10-Q
For the Quarterly Period Ended June 30, 2010

INDEX

			Page
Part I	Financial Information

	Item 1.	Financial Statements	3

		(a) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010	3

		(b) Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Month Periods ended December 31, 2010 and 2009	4

		(c) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended December 31, 2010 and 2009	5

		(d) Notes to Unaudited Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	33

Part II	Other Information

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	33

	Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	33

	Item 3.	Default Upon Senior Securities	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	34

Signatures			35

Item 1. Financial Statements

CHINA REDSTONE GROUP, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$8,714,926	$9,367,276
Inventory	8,936,947	11,194,905
Work in progress - cemetery property	20,632,927	—
Other current assets	3,810	2,430
TOTAL CURRENT ASSETS	38,288,610	20,564,611

PROPERTY AND EQUIPMENT, NET	7,156,000	7,241,174

OTHER NON-CURRENT ASSETS
Costs incurred for real estate projects in progress being held for sale	8,798,600	10,122,300
Related party receivable	—	1,408,320
Prepaid lease expense	783,900	787,412
Intangible assets , net	11,915,640	11,787,903
TOTAL OTHER NON-CURRENT ASSETS	21,498,140	24,105,935

TOTAL ASSETS	$66,942,750	51,911,720

L I A B I L I T I E S & S T O C K H O L D E R S ' EQUITY
CURRENT LIABILITIES
Accounts payable	$39,590	$113,197
Welfare payable	100,372	97,064
Taxes payable	1,782,803	1,441,490
Other accrued payables	70,739	76,507
Current portion of deferred revenue	442,262	425,000
Accrued inventory purchases	—	443,036
Short-term notes payable	—	2,474,829
Warrant derivative liability	1,031,433	1,366,326
TOTAL CURRENT LIABILITIES	3,467,199	6,437,449

LONG-TERM LIABILITIES
Long-term other payables	597,223	—
Deferred revenue	9,604,898	9,625,403
TOTAL LONG-TERM LIABILITIES	10,202,121	9,625,403

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized,	—	—
$0.001 par value; no shares issued and outstanding
Common stock, 100,000,000 shares authorized,	12,673	12,402
$0.001 par value; 12,672,262 and 12,402,262 shares
issued and outstanding, respectively
Additional-paid-in capital	16,927,435	15,488,593
Retained earnings	32,661,497	18,161,863
Accumulated other comprehensive income	3,671,825	2,186,010
TOTAL STOCKHOLDERS' EQUITY	53,273,430	35,848,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,942,750	$51,911,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the three months ended	For the three monts ended	For the nine months ended	For the nine months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

REVENUE	$12,091,163	$11,403,585	35,767,623	26,467,501

COST OF GOODS SOLD	4,453,447	5,339,808	13,714,710	12,110,391

GROSS PROFIT	7,637,716	6,063,777	22,052,913	14,357,110

OPERATING E X P E N S E S
Selling expenses	67,953	61,641	203,152	142,982
General & administrative expenses	600,142	581,557	3,038,394	1,254,200
TOTAL OPERATING EXPENSES	668,095	643,198	3,241,546	1,397,182

INCOME FROM OPERATIONS	6,969,621	5,420,579	18,811,367	12,959,928

OTHER INCOME (EXPENSES)
Other income	110,505	140,824	451,392	325,536
Gain (loss) on change in fair value of warrants classified as derivatives	(329,606)	—	334,893	—
Interest expenses	(50,751)	(58,759)	(157,426)	(177,559)
Interest income	6,773	2,948	45,585	7,872
Rental income, net	42,348	65,438	163,137	196,304
Non-operating expenses	(2,189)	—	(4,801)	—
TOTAL OTHER INCOME (EXPENSES)	(222,920)	150,451	832,780	352,153

INCOME BEFORE INCOME TAXES	6,746,701	5,571,030	19,644,147	13,312,081

INCOME TAXES	(1,765,878)	(1,414,552)	(5,144,513)	(3,267,843)

NET INCOME	$4,980,823	$4,156,478	14,499,634	10,044,238

OTHER COMPREHENSIVE INCOME
Foreign currency translation	634,853	402	1,485,815	50,682
COMPREHENSIVE INCOME	$5,615,676	$4,156,880	15,985,449	10,094,920

EARNINGS PER SHARE:
EARNINGS PER SHARE - BASIC
EARNINGS PER SHARE - DILUTED	$0.39	$0.47	$1.14	$1.14
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	$0.39	$0.47	$1.14	$1.14
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,672,262	8,800,000	12,756,706	8,800,000
	12,672,262	8,800,000	12,756,706	8,800,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended	For the nine months ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,499,634	$10,044,238

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	362,326	260,054
Gain on change in fair value of warrants classified as derivatives	(334,893)	—
Stock issued for consulting services	1,261,925	—
Stock issued for board of director fees	177,189	—
Changes in assets and liabilities:		—
Accounts receivable	—	61,468
Inventory	4,550,070	(2,681,573)
Other currents assets	(3,810)	30
Accounts payable	(77,150)	(205,111)
Taxes payable	292,182	569,959
Other accrued payables	(8,376)	5,659
Accrued inventory purchases	(458,137)	—
Deferred revenue	(345,792)	—
Long-term other payables	597,223
Net cash provided by operating activities	20,512,391	8,054,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from related party receivable	1,456,320	—
Payments to related party supplier	—	(4,841,130)
Work in progress - cemetery property	(20,632,927)	—
Net cash used in investing activities	(19,176,607)	(4,841,130)

CASH FLOWS FROM FINANCING ACTIVITY:
Payment on short-term notes payable	(2,559,179)	—
Net cash used in financing activities	(2,559,179)	—

Net decrease in cash and cash equivalents	(1,223,395)	3,213,594

Effects of foreign exchange	571,045	1,902

Cash and cash equivalents, beginning of period	9,367,276	1,392,961

Cash and cash equivalents, end of period	$8,714,926	$4,608,456

SUPPLIMENTAL INFORMATION
Interest paid	$298,424	$39,269
Taxes paid	$5,236,584	$817,954

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

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

All of the Company’s business operations are carried out by Chongqing Foguang Tourism Development (Group) Co., Ltd. (“Foguang”), which the Company controls through contractual arrangements between Foguang and Chongqing Ran Ji Industrial Co., Ltd. (“Ran Ji”), a company wholly-owned by Gold Holy Industry Limited (“Gold Holy”), a company wholly-owned by Gold Industry. Further, Mr. Yiyou Ran, the Company’s Chairman and Chief Executive Officer, and Mr. Jianquan Chen, a member of the Company’s board of directors, are directors of Gold Industry, Gold Holy, Ran Ji and Foguang.  Mr. Ran and Mr. Chen are also shareholders and directors of Holy Golden Industry Limited, a British Virgins Island company which currently owns approximately 56% of the Company’s issued and outstanding common stock.  Through these contractual arrangements, the Company has the ability to substantially influence Foguang’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable the Company to control Foguang, the Company is considered the primary beneficiary of Foguang. Accordingly, the Company consolidates Foguang’s results, assets and liabilities in its financial statements.

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
December 31, 2010 and 2009

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

Gold Industry was incorporated on September 11, 2009, under the laws of the Cayman Islands. Gold Holy was incorporated on September 29, 2009, under the laws of Hong Kong Special Administrative Region. Ran Ji was established under the laws of the People’s Republic of China (“China” or the “PRC”) on December 15, 2009, as a wholly foreign owned enterprise (“WFOE”), with registered capital of USD 25,000,000, of which the first USD3,000,000 has been contributed and the balance due within two years.  Foguang is a PRC limited liability company established on October 10, 2002 with registered capital of 100,000,000 Renminbi. Foguang is engaged in selling death care products, and holds the licenses and approvals necessary to operate its business in China.

All of the Company’s business operations are carried out by Foguang in the PRC. The Company’s fiscal year-end is March 31st.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The interim unaudited consolidated financial statements include herein, presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and stated in US Dollars (“USD”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosers normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The accompanying consolidated financial statements are prepared in accordance with GAAP. The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been re-measured, translated and presented in USD.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

Foreign Currency Translation

The accompanying consolidated financial statements are presented in USD. The functional currency of the Company’s Chinese subsidiaries is the RMB, the official currency of the People’s Republic of China. Capital accounts of the consolidated financial statements are translated into USD from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the nine month periods ended December 31, 2010 and 2009. A summary of the conversion rates for the periods presented is as follows:

	December 31,
	2010	2009
Quarter end RMB: U.S. dollar exchange rate	6.5920	6.7354
Average year-to-date RMB: U.S. dollar exchange rate	6.7404	6.8254

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates applied in the translation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the understanding of the Company’s consolidated financial statements.  The consolidated financial statements and notes are presentations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Reverse Acquisition

On February 10, 2010, Artistry Publications, Inc., entered into a Share Exchange under which it issued 8,800,000 shares of its Common Stock, par value $0.001, to the shareholders of Gold Industry Ltd, a Cayman Island company, in exchange for all the issued and outstanding shares of Gold Industry Limited. As a result of the Share Exchange, Gold Industry Ltd. has become a wholly-owned legal subsidiary of Artistry Publications, Inc., and Gold Industry Ltd. shareholders acquired a majority of Artistry Publications, Inc.’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Yiyou Ran (the managing director of Gold Industry Ltd., and all of its operating subsidiaries, “Mr. Ran”) has been appointed the Chief Executive Officer of the Company.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

Recent Accounting Pronouncements

In the first, second and third quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. We are currently evaluating the impact this update will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.  These reclassifications had no impact on the Company’s consolidated financial statements.

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

Because the Company and Foguang are under common control, the initial measurement of the assets and liabilities of Foguang for the purpose of consolidation by the Company is at book value. Neither the Company nor any of its subsidiaries has had any other business activities except for entering into the Contractual Arrangements with Foguang and its shareholders. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements are prepared as if the Company had been in existence since April 1, 2007 and throughout the year ended March 31, 2010 and period ended December 31, 2010.

The consolidated financial statements include the financial statements for the Company, its subsidiaries and the VIE.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

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

Fair Value Measurements and Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

	Level one — Quoted market prices in active markets for identical assets or liabilities;
	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amounts
Financial instruments	Level 1	Level 2	Level 3	December 31, 2010	March 31, 2010

Liabilities:
Derivative instruments − Warrants	$—	$1,031,433	$—	$1,031,433	$1,366,326
Total	$—	$1,031,433	$—	$1,031,433	$1,366,326

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

These warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on April 1, 2009, the Company accounted for these warrants as derivative liabilities. All changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.  As of December 31, 2010, the Company recorded a gain of $334,893 for the re-measurement of the derivative liability.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Warrants	Underwriter Warrants
	December 31, 2010	December 31, 2010
Market price and estimated fair value of common stock:	$4.26	$4.26
Exercise price:	$4.10	4.10
Expected term (years):	3.12	3.12
Dividend yield:	—	—
Expected volatility:	41%	41%
Risk-free interest rate:	1.52%	1.52%

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

Financial Instruments: The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and short-term notes payable approximate their fair values due to the short-term maturity of such instruments.

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

The Company maintains additional cash in a US bank which, at times, may exceed federally insured limits.  The amounts in excess of the federally insured limits were $259,258 and $2,703,253 at December 31, 2010 and March 31, 2010, respectively.

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

In addition, all of the Company's transactions undertaken in the PRC are denominated in RMB, which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Inventory

Inventory is stated at the lower of cost or fair value, as determined in accordance with GAAP, specifically ASC 360-10. In addition to direct land acquisition, land development and plot development costs, when applicable costs also include interest, any real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of construction. If any cemetery sections are temporarily closed, no additional interest is allocated to that specific area plot inventory until it re-opens, and other carrying costs are expensed as incurred. Once a parcel of land has been approved for development and we open the plots for sale, it can typically take several more years to fully develop, sell and deliver all the plots. Longer or shorter time periods are possible depending on the number of plot sites in a section and the sales and delivery pace of the plots. Our cemetery may take up to ten years or more to complete. Because our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our plots and write down the value of those plots for which we believe the values are not recoverable.

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

Work in Progress – Cemetery Property

Work in progress – cemetery property includes the costs of materials, labor and overhead costs associated with constructing walls, roads and other infrastructure costs in the Company’s cemetery.  Upon completion of the project, the capitalized work in progress costs will be allocated moved into inventory.

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

The valuation on the land was done by an unrelated third party.  This third party calculated the value of the land by:

•	Comparing the land valuation to other properties in the area.
•	Calculating the amount of revenue that could be generated off of the land if used differently, such as farming.
•	Measuring the parcel of land and checking with the government to make sure that the identified land was correct.

Factors that were considered by the third party land valuation included:

•	Geographic location
•	Administrative division
•	Terrain and topographical features
•	Climate
•	City nature
•	Transportation ease
•	Postal service
•	Infrastructure
•	Social economy of the area

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company has one revenue source and the following revenue recognition policies:

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

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

Cost of Goods Sold

The costs associated with revenue from sale of cemetery plots are the costs to convert the land into the actual burial plots.  Additionally, direct selling costs incurred in selling the cemetery plots are recorded in cost of goods sold.  Cost of goods sold includes the capitalized costs of cemetery plots sold and services provided by the Company to third parties for development of cemetery plots.

Advertising

Advertising is expensed as incurred. Advertising expenses were included in selling expenses.  Advertising expense amounted to $203,152 and $142,982 for the nine months ended December 31, 2010 and 2009, respectively.

Foreign Currency Translation

As of December 31, 2010 and March 31, 2010, the accounts of the Company were maintained, and its consolidated financial statements were expressed, in RMB. Such consolidated financial statements were translated into USD with RMB as the functional currency. All assets and liabilities were translated at the exchange rate on the consolidated balance sheet dates, stockholders’ equity are translated at the historical rates and the statements of income items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended December 31, 2010 and 2009.

Cash flow from the Company's operations included in the statement of cash flows is calculated based upon the functional currency using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with arithmetical changes in the corresponding balances on the consolidated balance sheet. No presentation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

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

For the three month periods ended December 31, 2010 and 2009, the earning per common share was $0.39 and $0.47 respectively. For the nine month period ended December 31, 2010 and 2009, the earning per common share is $1.14.

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
December 31, 2010 and 2009

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.  These reclassifications had no impact on the Company’s consolidation financial statements.

NOTE 4 – INVENTORY

Cemetery plots and other inventories, net of reserves, at December 31, 2010 and March 31, 2010, consists of the following:

	December 31, 2010	March 31, 2010
Basic plots	$1,015,226	981,764
Standard plots	5,062,245	6,842,800
Deluxe plots	592,735	1,929,406
Artist plots	2,263,170	1,437,490
Supplies	3,571	3,445
Total	$8,936,947	$11,194,905

NOTE 5 – WORK IN PROGRESS – CEMETERY PROPERTY

Work in progress – cemetery property at December 31, 2010 and March 31, 2010, consists of the following:

	December 31, 2010	March 31, 2010
Work in progress – cemetery property	$20,632,927	$—

During the second quarter of the fiscal year end 2011, the Company’s management modified the strategy for the development and construction of cemetery plots.  Historically, the cemetery plots were developed in batches of approximately 500 plots, which were completed on a monthly basis.  The walls, roads, and other infrastructure were only built where necessary for the individual batch.  On May 20, 2010, the Company entered into a Construction Agreement (“Construction Agreement”) with   Chongqing Hongxing Construction Co., Ltd. (“Hongxing”)   for the construction of infrastructure within the Liyuan Zone on its Guiyuan II cemetery plots.  The Company achieved favorable contract terms with Hongxing due to Hongxing’s excess capacity and Foguang agreeing to develop approximately 7,000 cemetery plots at a time instead of 500 cemetery plots at a time. As such, the Company was able to reduce average cost per cemetery plot by approximately 5% through economy of scale.   The term of the construction project was estimated to be 250 days. The construction of cemetery plots within the Liyuan Zone was completed in February 2011 pursuant to the terms of the Construction Agreement. At the completion of the project, all costs associated with developing walls, roads, and other infrastructure were reclassified into inventory.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

Details of the project were as follows:
•	The term of the contract is from May 20, 2010 to January 29, 2011 (250 days).
•	The estimated total cost is approximately $19.6 million.
•	The Company is required to pay up to 80% of the project cost, as it is being developed on a monthly basis.
•	The Company will pay an additional 15% of the project cost when completed.
•	The Company will pay an additional 2% of the project funds until inspection of the project.
•
The Company will hold back 3% as a warranty fee for 2 years (no interest accrued) as a warranty, upon expiration of warranty period the balance of  $597,223 recorded as long-term other payables will be paid under the contract terms to the developer.

•	The Company has no additional liability if 7,000 plots are not produced on the allocated land.
•
As of December 31, 2010, the Company had paid approximately 93% of the total contract.  While the Company was only required to pay 80% of the project costs, the Company paid the invoices in full to accelerate the project completion.

•	The project was completed in February of 2011.

Upon final completion of the project, all costs associated with developing walls, roads, and other infrastructure will be moved into inventory.

During the third quarter of the fiscal year end 2011, the Company’s management entered into an agreement with Hongxing for construction on the Chuangzi Temple.  This temple will not only serve a spiritual purpose but will be able to house over 10,000 urns.

Details of the project are as follows:

•	The term of the project is from November 1, 2010 to March 31. 2011 (150 days).
•	The total cost of the project is approximately $3.6 million.
•	The contractor is responsible for the entire project which includes earthwork, construction of a road and temple.
•	The Company will pay 80% of the monthly invoice, if the contractor does not complete its scheduled work, then the Company will only pay 70% of the monthly invoice.
•	When the project is complete, the Company will pay the balance.
•
As of December 31, 2010, the Company had paid approximately 43% of the total contract.  While the Company was only required to pay 80% of the project costs, the Company paid the invoices in full to accelerate the project completion.  This incentive has kept the Company as the contractor’s preferred customer.

Upon final completion of the project, all costs associated with developing walls, roads, and other infrastructure will be moved into inventory.

NOTE 6 – PREPAID LEASE EXPENSE

Prepaid lease expense consists of the following as of:

	December 31, 2010	March 31, 2010
Prepaid lease expenses	$783,900	$787,412

During 2009, the Company leased land use rights for an additional 377,634 square meters from a group of local farmers and villagers for a period of 20 years, subject to renewals, in exchange for a cash payment of approximately $840,000.  Pursuant to the agreement, the payment was made to the PRC government for the benefit of the local farmers and villagers.  The Company is also obligated to pay an annual fee of approximately $23,000 for the duration of the lease to the farmers. None of this land area was developed as of December 31, 2010. The Company has presented this amount as prepaid lease expense on the consolidated balance sheet. The villagers and farmers were originally located in Longqiao and Qianfo villages. The cash received by the PRC from the Company is expected to be redistributed to the local farmers and villagers by the government as a payment for relocating them to ChangShou Jiang Nan. The Company also agreed to clear land for the building of these homes at the relocated site.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

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

The prepaid expenses are amortized over 20 years per the terms of the contract.

NOTE 7 – RELATED PARTY RECEIVABLE

Related party receivable consists of the following as of:

	December 31, 2010	March 31, 2010
Prepayments on contracts on behalf of related party	$—	$1,408,320

In April 2008, Foguang made an advance to Chongqing Kun Yu Stone Co., Ltd. (“Kun Yu”), a related party, in the amount of $1,437,120 to use as a down payment by Kun Yu to purchase headstones from an unrelated third-party vendor.  The headstones will be received and sold by Kun Yu.  Foguang may refer its customers to Kun Yu to purchase headstones but will not take possession of or sell these headstones.  Kun Yu will repay the advance down payment to Foguang and is responsible to pay the balance of the invoice to the vendor of the headstones. As of December 31, 2010, the balance of the receivable has been paid in full to Foguang.

NOTE 8 - ASSETS HELD FOR SALE

Assets held for sale consists of the following as of:

	December 31, 2010	March 31, 2010
Costs incurred with real estate projects in progress	$8,798,600	$10,122,300

In February 2009, Foguang recorded a prepayment related to a contract in the amount of $4,101,970 (7% of the contract), for the construction of entertainment boats in connection with a project to develop a park near the Longqiao Lake as a way to attract tourism in the Changshou area near Guiyuan II. The scope of the project contemplated the construction of 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks.  On February 27, 2009, Foguang executed a contract with Chongqing Bo Gao Tourism Company (“Bo Gao”), an unrelated third party, to jointly develop such project. In September 2009, Foguang took over as the sole developer on this project.

As of September 30, 2010, the project had been temporarily halted by Foguang due to funds being used to focus on Foguang’s cemetery development projects. Foguang planned to resume the project at a later time. Foguang expected delivery of some of the boats by December 2010 and the remaining boats in fiscal year 2012. As of September 30, 2010, Foguang’s total prepayment for this project was $8,682,600.  The cost incurred with the project decreased by approximately $1,439,700 because construction costs was capitalized and moved into inventory.  The total price of the contract was approximately $64,000,000.

As of December 31, 2010, Foguang has made a decision to terminate and divest this project entirely in order to focus completely on its cemetery operations.  Foguang is currently taking bids for the project and initial findings show that the company should be able to recover the full costs incurred to date. Foguang will have no liability in this project going forward and believes that the divesture of the project will occur during fiscal year 2012.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2010	March 31, 2010
Buildings and structures	$8,326,585	$8,052,142
Machinery and equipment	887,791	858,529
Office equipment	6,483	6,269
Less: accumulated depreciation	(2,064,859)	(1,675,766)
Total Property and equipment	$7,156,000	$7,241,174

Depreciation expense for December 31, 2010 and 2009 were $266,916 and $228,664, respectively.

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

Intangible assets consist of the following as of:

	December 31, 2010	March 31, 2010
Land use rights	$13,800,149	$13,345,299
Less: Accumulated units of production costs	(1,884,509)	(1,557,396)
Total	$11,915,640	$11,787,903

At December 31, 2010, the Company reviewed the land use rights for impairment and concluded that no impairment existed. The land use rights contributed by the PRC government are expensed based upon the number of cemetery plots capitalized in inventory using the units of production method. During the nine months ended December 31, 2010 and 2009, the Company expensed $267,998 and $395,700 respectively, which was included in the capitalized cost of inventory.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of:

	December 31, 2010	March 31, 2010
Welfare payable	$100,372	$97,064
Taxes payable	1,782,803	1,441,490
Other accrued payables	70,739	76,507
Total	$1,953,914	$1,615,061

These expenses are accrued by the Company over time and paid to the PRC government.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 12 – DEFERRED REVENUE

At December 31, 2005, the Company recorded deferred revenue related to land use rights that were contributed to the Company by the PRC government.  As the Company sells cemetery plots, a portion of the deferred revenue is recognized as a reduction of cost of the land use rights based on the number of cemetery plots that the Company sells during the year.  For the periods ended December 31, 2010 and 2009, the Company recorded $451,392 and $325,536, respectively, as other income.

NOTE 13 – SHORT-TERM NOTES PAYABLE

Short term notes payable represent amounts due to a bank normally due within one year. The principal balance of the loans is due at maturity and the loans can be renewed each year.

Short-term note payable – Chongqing Rural Commercial Bank, is secured by Chongqing bowling museum building, is due on demand, bears interest at an annual rate of 8.4% and matures in March 2011. The Company is responsible for all economic disputes or liabilities related to this property. If any terms of the contract were breached, the Company would have to pay a penalty of approximately $37,000.  As of December 31, 2010 and March 31, 2010, the Company had short-term notes payable in the amount of $0 and $440,100, respectively.  The Company paid off the outstanding loan balance in May 2010.

Short-term note payable – Chongqing Rural Commercial Bank is secured by approximately 123,334 square meters of land use rights valued at approximately $882,000 at inception, is due on demand, bears interest at an annual rate of 9.6% and matures in March 2011.  In the event of default on this short-term notes payable, the interest rate is calculated at annual rate of 9.612%.  As of December 31, 2010 and March 31, 2010, the Company had a loan payable of $0 and $2,034,729, respectively.  This short-term notes payable contain covenants that restrict the use of proceeds to developing cemetery plots.  If the Company uses the money in breach of these covenants, the interest rate is calculated at 19.2%.  The Company paid off the outstanding loan balance in December of 2010.

For the nine months ending December 31, 2010 and 2009, interest expenses were $157,426 and $177,559, respectively.

NOTE 14 – RENTAL INCOME FROM OPERATING LEASE

Rental income consists of the following as of:

	For the nine months ended December 31, 2010	For the nine months ended December 31, 2009
Rental income	$256,366	$253,383
Less: depreciation of building	(93,229)	(57,079)
Net rental income	$163,137	$196,304

The Company rents its excess office space in Changshou to an unrelated third party under a cancellable operating lease that is on a month to month basis. The third party is responsible for all expenses related to the occupancy of the office space. As of December 31, 2010 and 2009, the lease called for monthly rental of approximately $28,000.

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.001 per share.  At December 31, 2010 and March 31, 2010, no shares were issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share.  At December 31, 2010 and March 31, 2010, the Company had 12,672,262 and 12,402,262 shares of common stock issued and outstanding, respectively.

During the period ended December 31, 2010, the Company’s Board of Directors approved and granted the award of 50,000 shares of restricted common stock to each of the Company’s non-employee board members. The restricted stock awards each vest quarterly in equal amounts over a one year period from the date of grant. The fair value of the restricted stock at the measurement date was $236,252, of which $177,189 was expensed for the period ended December 31, 2010.

During the period ended December 31, 2010, the Company’s Board of Directors approved and granted the award of 60,000 shares of restricted stock to a consulting firm.  The restricted stock award vests quarterly in equal amounts over a one year period.  The fair value of the restricted stock at the grant date was $165,900, of which $124,425 was expensed for the period ended December 31, 2010.

During the period ended December 31, 2010, the Company’s Board of Directors approved and granted 250,000 shares of restricted stock to a consulting firm to provide business and financial consulting services.  The Company has issued 60,000 of the restricted shares with a fair value of $728,000 and will issue an additional 90,000 restricted shares with a fair value of $409,500.  The restricted shares have all been expensed as of the grant date because there is no specific performance requirement related to the agreement and the restricted shares are fully vested at the time of grant.

In accordance with ASC 718 (formerly SFAS 123R), the Company valued the restricted stock award at fair value as of the grant date and recognizes compensation expense on a straight-line basis over the vesting period.

Restricted Common Stock

The following table summarizes our restricted common stock activity during the nine months ended December 31, 2010 for the above plans:

	Number	Weighted Average Grant Date Fair Value

Non-vested at March 31, 2010	—	$—
Granted	360,000	3.27
Vested	(242,500)	4.25
Forfeited	—	—
Non-vested at December 31, 2010	117,500	4.34

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

The grant date fair values of restricted stock awards which vested during the period ended December 31, 2010 was approximately $1,030,000.

As of December 31, 2010, there was approximately $510,000 of unrecognized compensation cost related to unvested outstanding restricted stock. The Company expects to recognize these costs over a weighted average period of 0.25 year.

The fair value of the common stock issued to non-employees for services provided pursuant to FASB ASC 505-50-30-6 was determined by the fair market value of the Company’s common stock as reported on the OTCBB on the date of grant.  In accordance with ASC 505-50-S99-1, the Company did not recognize the issuance of the share-based payments that were unvested and forfeitable at the measurement date. The Company recognizes and records the equity and the expense as the common shares vest and services have been provided.

Common shares that had no vesting, were not forfeitable and had no disincentives for the counterparty were valued at the fair market value on the date of grant and recognized as issued and expensed.

Cash Dividends

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

NOTE 16 – CONCENTRATION RISK

Suppliers

The Company obtained approximately 100% of its inventory purchases from two suppliers for the nine months ended December 31, 2010 and year ended March 31, 2010.  Management believes other suppliers could provide similar products and services on comparable terms in the area.  Although alternate suppliers may provide identical or similar products, such a change could result in delays and a possible loss of sales.  The Company did have long-term contracts with its suppliers for the nine months ended December 31, 2010 and year ended March 31, 2010.

Customers

The Company did not have concentrations related to any of its customers and revenue for the three months and nine months ended December 31, 2010.

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

The Company had no prepayments to a related party receivable as of December 31, 2010 and $1,408,320 as of March 31, 2010. (See Note 7)

CHINA REDSTONE GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 18 – STATUTORY RESERVES

The laws and regulations of the PRC require that before a foreign-invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign-invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Statutory Surplus Reserve Fund

Foguang  is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the nine months ended December 31, 2010 and 2009, Foguang transferred $1,543,354 and $1,033,434, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of China Redstone Group, Inc. and its subsidiaries for the three and nine month periods ending December 31, 2010 and 2009 should be read in conjunction with its financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

Overview

China Redstone Group, Inc. (the “ Company ”), through our operating entity, Chongqing Foguang Tourism Development (Group) Co., Ltd. (“ Foguang ”), is a private provider of cemetery products and services in Chongqing, People’s Republic of China (“ PRC ” or “ China ”). Foguang is primarily focused on developing cemeteries and selling cemetery plots, although it also provides park and garden development and construction services.

Foguang’s first cemetery development project is the Chongqing Guiyuan Cemetery I (“Guiyuan I”), located in Changshou District of Chongqing on approximately 66,660 square meters of land. All cemetery plots in Guiyuan I have been sold, at an average price of RMB 30,000 ($4,450) per plot. Foguang is currently developing the Chongqing Guiyuan Cemetery II (“Guiyuan II”), its second cemetery project in Changshou. Guiyuan II, in development since 2002, occupies a land over 667,000 square meters, of which approximately 69,930 square meters have been developed to date. Of the undeveloped portion of Guiyuan II, approximately 565,000 square meters are identified as land to be developed for cemetery use, and the remaining area will be developed as housing, parking and office space in the future.

In addition, the Chongqing municipal government has committed to enable Foguang to secure the land use rights to approximately 1,194,804 square meters of land surrounding Longqiao Lake, which portions of Guiyuan II overlook. However, as of the date of this Form-10-Q, Foguang has yet to officially receive such land use rights. Based on comparable land use rights granted by the government to others, Foguang estimates that its payment obligations may be between $2.25 million to $2.7 million for the land use rights.  However, such obligations should not impact Foguang’s ongoing liquidity because it has sufficient cash flow from its operations for the estimated payment obligations.   Foguang is planning to develop this land as a memorial park, with mausoleums and temples, to complement and enhance Guiyuan II (the “Longqiao Lake Project”). Foguang also intends to cultivate and produce flower seedlings around the Longqiao Lake area as part of the project. Some of the seedlings will be used for the development of Guiyuan II, and the remaining seedlings will be sold either to the Changshou district government for urban landscaping or to outside parties for profit.

In 2011, Foguang originally had plans to develop tourism, leisure, entertainment, dining accommodation, transportation and other comprehensive services and facilities in a project known as the Liang Jiang Yu Project. Foguang entered into the contract for tourism development with Chongqing Bo Gao Tourism Company (“Bo Gao”) pursuant to the Tourism Development Contract dated February 27, 2009 and a Supplemental Contract dated April 13, 2009 (collectively, “Tourism Development Contract”).  The scope of the project contemplated the construction of 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks. The total price of this project was $64,000,000. Foguang made a total prepayment of $8,682,600 and would pay the remaining balance of the project at the completion of the project. Pursuant to the terms of the Tourism Development Contract, Bo Gao was responsible to obtain a loan in the amount of 20 million RMB from the local government.  Neither Bo Gao nor Foguang obtained such loan from the local government. In September 2009, Foguang took over as the sole developer of this project. As of September 30, 2010, such project had been temporarily suspended by Foguang due to funds being used to focus on its cemetery operations. As of December 31, 2010, Foguang made a decision to terminate and divest this project entirely in order to focus on its cemetery operations. Foguang is currently taking bids for the project and initial findings show that it should be able to recover the full costs incurred to date. Foguang will have no liability in this project going forward and believes that the divesture of the project will occur during fiscal year 2012.

Foguang plans to take advantage of the agreement with the municipal government to secure the land use rights around the Longqiao Lake to develop its property designated as cemetery real estate. Foguang’s primary focus will be to finish the development of Guiyuan II.  By the end of fiscal year 2011, the first phase of land acquisition and the construction of the cemetery and supporting facilities within the acquired land should be completed. After the completion of Guiyuan II, Foguang’s focus will be the development of the Longqiao Lake Project. Foguang decided that it will not be in its best interest to continue with the construction of boats, hotels and other entertainment projects under the Liang Jiang Yu Project.  Foguang wanted to make the best use of its time and assets to focus on developing Guiyuan II and the Longqiao Lake Project.

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

For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements are prepared as if the Company had been in existence since April 1, 2007 and throughout the year ended March 31, 2010 and period ended December 31, 2010.  The consolidated financial statements include the financial statements for the Company, its subsidiaries and the VIE.  All significant inter-company transactions and balances between the Company, its subsidiaries and the VIE are eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

As of December 31, 2010 and March 31, 2010, the accounts of the Company were maintained, and its consolidated financial statements were expressed, in RMB. Such consolidated financial statements were translated into USD with RMB as the functional currency.  The resulting translation adjustments are reported under other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Such amounts were not material during each of the periods ended December 31, 2010 and 2009.

INVENTORY

Inventory is stated at the lower of cost or fair value, as determined in accordance with GAAP. In addition to direct land acquisition, land development and plot development costs, when applicable costs also include interest, any real estate taxes and direct overhead related to development and construction, which are capitalized to inventory during periods beginning with the commencement of development and ending with the completion of constructionOnce a parcel of land has been approved for development and we open the plots for sale, it can typically take several more years to fully develop, sell and deliver all the plotsBecause our inventory is considered a long-lived asset under GAAP, we are required to regularly review the carrying value of each of our plots and write down the value of those plots for which we believe the values are not recoverable.

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

The Company currently has one revenue source and the following revenue recognition policies:

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

STOCK HOLDERS EQUITY

The fair value of the common stock issued to non-employees for services provided pursuant to FASB ASC 505-50-30-6 was determined by the fair market value of the Company’s common stock as reported on the OTCBB on the date of grant.  In accordance with ASC 505-50-S99-1, the Company did not recognize the issuance of the share-based payments that were unvested and forfeitable at the measurement date. The Company recognizes and records the equity and the expense as the common shares vest and services have been provided.  Common shares that had no vesting, were not forfeitable and had no disincentives for the counterparty were valued at the fair market value on the date of grant and recognized as issued and expensed.

DERIVATIVE INSTRUMENTS – WARRANTS

The Company’s derivative financial instruments consisted of warrants to purchase common stock. The warrants have certain price reset feature, which causes them to be classified as a liability. The accounting treatment of derivative financial instruments required that we record the derivatives at their fair values as of the issuance date and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.  At December 31, 2010, the warrant derivatives were valued using the Black Scholes Option Pricing Model.

Financial Instruments: The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, prepayments and deposits, trade payables, accruals and other payables, and short-term notes payable approximate their fair values due to the short-term maturity of such instruments.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments. In respect of foreign currency risk, the Company is not exposed to this risk as majority of its trading transactions are denominated in its functional currency.

RECENT ACCOUNTING PRONOUCEMENTS

In the first, second and third quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that, for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-09 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-09 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010. . We are currently evaluating the impact this update will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's consolidated financial statements.

Results of Operations

Comparison of Three Month and Nine Month Periods Ended December 31, 2010 and December 31, 2009

Net Revenues

Net revenues for the three month period ended December 31, 2010 were $12,091,163 as compared to $11,403,585 for the three month period ended December 31, 2009, an increase of $687,578 or approximately 6.0%. Net revenues for the nine month period ended December 31, 2010 were $35,767,623 as compared to $26,467,501 for the nine month period ended December 31, 2009, an increase of $9,300,122 or approximately 35.1%. For the three month and nine month periods ended December 31, 2010 and 2009, net revenues consisted of the following:

	Three Month Period Ended Dec 31, 2010	Three Month Period Ended Dec 31, 2009	Nine Month Period Ended Dec 31, 2010		Nine Month Period Ended Dec 31, 2009
Cemetery	$12,091,163	$11,403,585	$	[35,767,623	$26,467,501
Net Revenues	$12,091,163	$11,403,585	$	[35,767,623	$26,467,501

Cemetery

For the three month period ended December 31, 2010, cemetery revenues increased by $687,578 or 6.0% from the comparable three month period ended December 31, 2009.  For the nine month period ended December 31, 2010, cemetery revenues increased by $9,300,122 or 35.1% from the comparable nine month period ended December 31, 2009. The significant increase in revenues was mainly attributable to the development of new cemetery, which led to an increase of sales of cemetery plots and cemetery plot price.  The new cemetery is being built on approximately 11 acres of land and will have approximately 7,000 plots.  The new cemetery plots were located on more desirable property which was higher up on the hill and had better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.

The total number of cemetery plots sold decreased by 537 plots from 2,219 for three month period ended December 31, 2009 to 1,682 for the comparable three month period ended December 31, 2010. Even though the number of units decreased, the average sales price per unit increased. The average sales price increased by approximately $1,876 per cemetery plot. The total number of cemetery plots sold increased by 135 plots from 5,127 for the nine month period ended December 31, 2009 to 5,262 for the comparable nine month period ended December 31, 2010. In addition, the average sales price increased by approximately $1,602 per cemetery plot. The increase in cemetery revenues was also attributable to better marketing as Foguang started to focus its advertising costs on television advertisements in targeted areas and increased incentives for its sales agents and hired additional agents to better promote and sell its services and products. Also, with the new cemetery development, we were able to increase average cemetery plot prices.  The new cemetery plots were located on a more desirable property which was higher up on the hill and had better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.  The overall improvement of local economic conditions in Chongqing with the economy starting to grow at approximately 8% also contributed to the increase of economic value of Foguang’s cemetery and increased the number of cemeteries sold. The local economic environment experienced overall improvement in fiscal 2011 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area has helped the economy to grow at approximately 8%.

Cost of Sales

Cost of sales includes amortization of land use rights, raw materials, conversion costs, direct labor, manufacturing costs, and utilities. For the three month period ended December 31, 2010, cost of sales amounted to $4,453,447 or approximately 36.8% of total net revenues as compared to $5,339,808 or approximately 46.8% of total net revenues for the three month period ended December 31, 2009. For the nine month period ended December 31, 2010, cost of sales amounted to $13,714,710 or approximately 38.3% of total net revenues as compared to $12,110,391 or 45.8% of total net revenues for the nine month period ended December 31, 2009. The decrease in cost of sales as a percentage of total net revenues was primarily due to economies of scale.  We were able to cut the average cost for per cemetery plot by approximately 5% by developing plots a larger scale.  Foguang achieved favorable contract terms with a supplier due to such supplier’s excess capacity and our agreeing to develop approximately 7,000 cemetery plots at a time instead of 500 cemetery plots at a time. Costs associated with the development of the cemetery were reduced because of an improvement in the production process and the more efficient use of technology. Specifically, a change was made to the way shale stone memorials were casted into cement walls for the cemetery which significantly decreased labor costs and materials. The new technology led to a 60% decrease in the use of raw material for the construction of the cemetery cement walls, which lead to a cost savings on average of approximately 3% per cemetery plot.

Total cost of sales decreased by $886,361 or 16.6% for the three month period ended December 31, 2010 as compared to the three month period ended December 31, 2009.  Total cost of sales increased by $1,604,319 or 13.2% for the nine month period ended December 31, 2010 as compared to the nine month period ended December 31, 2009. The decrease and increase were attributable to the following:

Gross Profit

Gross profit for the three month and nine month periods ended December 31, 2010 was $7,637,716 or 63.2% and $22,052,913 or 61.7% of total net revenues, respectively, as compared to $6,063,777 or 53.2% and $14,357,110 or 54.2% of total net revenues for the comparable three and nine month periods ended December 31, 2009. The increase in gross profit was attributable to a decrease in the cost of goods sold as a percentage of sales as Foguang was able to develop cemetery plots for a cheaper price due to the advantage of economies of scale. Foguang was also able to sell higher margin products since it was able to utilize its historical sales records to develop and sell higher margin cemetery plots. In the cemetery industry, the sale of a deluxe tomb is able to generate a 20% higher margin for Foguang as compared to the basic tombs. Foguang was able to charge higher sales prices as it developed the second phase of the cemetery, which was on more desirable land.  As Foguang continues to develop its cemeteries, it will focus on the development of such deluxe tombs to achieve higher profit margins. In addition, Foguang utilizes Feng Shui concepts to develop its cemetery with the best “Feng Shui” to attract more customers. By having good “Feng Shui”, Foguang is able market its cemetery plots at higher sales prices while keeping the cost of sales relatively constant to achieve higher profit margins.  The new cemetery plots are located on more desirable property which is higher up on the hill and has better views of the lake. The new cemetery plots are being sold for approximately 17% more than the old cemetery plots.

Operating Expenses

Total operating expenses for the three month period ended December 31, 2010 were $668,095, an increase of $24,897 or 3.9% from total operating expenses in the three month period ended December 31, 2009 of $[643,198]. Total operating expenses for the nine month period ended December 31, 2010 were $3,241,546, an increase of $1,844,364 or 132.0% from total operating expenses in the nine month period ended December 31, 2009 of $1,397,182. This increase included the following:

For the three months ended December 31, 2010, selling expenses amounted to $67,953 as compared to $61,641 for the same period ended December 31, 2009, an increase of $6,312 or 10.2%. For the nine months ended December 31, 2010, selling expenses amounted to $203,152 as compared to $142,982 for the same period ended December 31, 2009, an increase of $60,170 or 42.1%. Foguang incurred more selling expenses for the three months and nine months ended December 31, 2010 due to the increase in number of cemetery plots sold, as we had more expenses associated with sales that came with the higher volume.

For the three months ended December 31, 2010, general and administrative expenses amounted to $600,142 as compared to $581,557 for the same period ended December 31, 2009, an increase of $18,585 or 3.2%. For the nine months ended December 31, 2010, general and administrative expenses amounted to $3,038,394 as compared to $1,254,200 for the same period ended December 31, 2009, an increase of $1,784,194 or 142.3%.  The substantial increase in expenses was mainly attributable to the increase in salary and wages and to non-cash stock for compensation for directors and consultants to the company.   In addition, the cost of gasoline has also increased which increased Foguang’s transportation costs and costs reimbursed to sales agents for taking the customers to view the cemetery. Our general and administrative expenses increased due to the overall increase of labor costs and rise of inflation in China. For example, the cost to print a high quality pamphlet used in our sales offices went from $.03 to $.05, up 67%. In addition, we incurred additional expenses for being a public company in the United States for the three and nine month periods ended December 31, 2010, which included legal and auditing expenses.

Income from Operations

We reported income from operations of $6,969,621 for the three month period ended December 31, 2010 as compared to income from operations of $5,420,579 for the same period ended December 31, 2009, an increase of $1,549,042 or approximately 28.6%. For the nine months ended December 31, 2010, income from operations amounted to $18,811,367 as compared to $12,959,928 for the same period ended December 31, 2009, an increase of $5,851,439 or 45.2%. The increase in income from operations was attributable to [the increase in the sale of cemetery plots].  In addition, we were able to increase the average price of cemetery plot as we expanded into new developments, which had a more desirable location. The local economic environment experienced overall improvement in fiscal 2011 due to the assistance of large-scale state-owned enterprises and their projects in the Chongqing area, which led to higher overall consumer consumption. The significant increase in income from operations was mainly attributable to Foguang’s overall development momentum and a healthy sales pipeline. Foguang has been able to increase traffic to the cemetery and build momentum, which makes the rest of the cemetery land more desirable and valuable.

Other Income and Expenses

For the three months ended December 31, 2010, total other expense amounted to $222,920 as compared to total other income of $150,451 for the three months ended December 31, 2009, a decrease of $373,371 or 248.2% from the comparable period in 2009. For the nine months ended December 31, 2010, total other income amounted to $832,780 as compared to $352,153 from the comparable period in 2009, an increase of $480,627 or 136.5%. The change was primarily attributable the following:

For the three months ends December 31, 2010, other income amounted to $110,505 as compared to $140,824 for the three months ended December 31, 2009, a decrease of $30,319 or 21.5%.  For the nine month period ended December 31, 2010, other income amounted to $451,392 as compared to $325,536 for the nine months ended December 31, 2009, an increase of $125,856 or 38.7%. The change was primarily attributable to deferred revenue recorded as other income, which increased with the increase in the sale of cemetery plots over the prior period.

For the three months ended December 31, 2010, loss on change in fair value of warrants classified as derivatives amounted to $329,606 as compared to $0 for the three months ended December 31, 2009. This change was primarily attributable to share price changes, which lead to loss on change in fair value of warrants classified as derivatives.  For the nine months ended December 31, 2010, gain on change in fair value of warrants classified as derivatives amounted to $334,893 as compared to $0 for the nine months ended December 31, 2009. This change was primarily attributable to warrants that were issued in connection with the sale of company shares in private placement transaction during February 2010.

For the three months ended December 31, 2010, interest expenses decreased by 13.6% from $50,751 as compared to $58,759]for the three months ended December 31, 2009.  For the nine months ended December 31, 2010, interest expenses decreased by 11.3% from $157,426 as compared to $177,559 for the nine months ended December 31, 2009. The change was primarily attributable to Foguang’s payoff of short-term loans of approximately $2,559,000 reducing interest expense for the period ended December 31, 2010.

For the three months ended December 31, 2010, rental income, net amounted to $42,348 as compared to $65,438 for the three months ended December 31, 2009, a decrease of 35.3% from the comparable period in 2009. For the nine months ended December 31, 2010, rental income, net amounted to $163,137 as compared to $196,304 for the nine months ended December 31, 2009, a decrease of 16.9%. This change was primarily due to depreciation costs decrease as the building is depreciated over its useful economic life decrease rental fees.

Liquidity and Capital Resources

Nine Months Ended December 31, 2010

For the nine months ended December 31, 2010, net cash provided by operating activities was $20,512,391, as compared to $8,054,724 for the nine months ended December 31, 2009.

The significant increase was primarily attributable to decreased inventory costs and prepayment to suppliers. The inventory cash flow decreased, which can be broken down into four components.  Inventory decreased by $2,639,515, intangible assets associated with the sale of inventory decreased by $274,031, costs incurred for real estate projects in progress decreased by $1,668,700, and a decrease of $1,001 from foreign exchange rate fluctuation.

For the nine months ended December 31, 2010, net cash used in investing activities was $19,176,607 as compared to $4,841,130 used in investing activities for the nine months ended December 31, 2009.

The increase was primarily attributable to cash paid for work in progress – cemetery inventory developed for sale for the nine months ended December 31, 2010 is more than the cash paid for inventory developed for sales for nine months ended December 31, 2009.

During the second quarter of fiscal year end 2011, the Company’s management modified the strategy for the development and construction of cemetery plots.  Historically, the cemetery plots were developed in batches of approximately 500 plots, which were completed on a monthly basis.  The walls, roads, and other infrastructure were only built where necessary for the individual batch.  On May 20, 2010, the Company entered into a Construction Agreement (“Construction Agreement”) with   Chongqing Hongxing Construction Co., Ltd. (“Hongxing”)   for the construction of infrastructure within the Liyuan Zone on its Guiyuan II cemetery plots.  The Company achieved favorable contract terms with Hongxing due to Hongxing’s excess capacity and Foguang agreeing to develop approximately 7,000 cemetery plots at a time instead of 500 cemetery plots at a time. As such, the Company was able to reduce average cost per cemetery plot by approximately 5% through economy of scale.   The term of the construction project was estimated to be 250 days. The construction of cemetery plots within the Liyuan Zone was completed in February 2011 pursuant to the terms of the Construction Agreement. At the completion of the project, all costs associated with developing walls, roads, and other infrastructure were reclassified into inventory.

Details of the project were as follows:

•	The term of the contract is from May 20, 2010 to January 29, 2011 (250 days).

•	The estimated total cost is approximately $19.6 million.

•	The Company is required to pay up to 80% of the project cost, as it is being developed on a monthly basis.

•	The Company will pay an additional 15% of the project cost when completed.

•	The Company will pay an additional 2% of the project funds until inspection of the project.

•
The Company will hold back 3% as a warranty fee for 2 years (no interest accrued) as a warranty, upon expiration of warranty period the balance of  $597,233 recorded as long-term other payables will be paid under the contract terms to the developer.

•	The Company has no additional liability if 7,000 plots are not produced on the allocated land.

•
As of December 31, 2010, the Company had paid approximately 93% of the total contract.  While the Company was only required to pay 80% of the project costs, the Company paid the invoices in full to accelerate the project completion.

•	The project was completed in February of 2011.

During the third quarter of fiscal year end 2011, the Company’s management entered into an agreement with Hongxin for construction on the Chuangzi Temple.  This temple will not only serve a spiritual purpose but will be able to house over 10,000 urns.

Details of the project are as follows:

•	The term of the project is from November 1, 2010 to March 31. 2011 (150 days).

•	The total cost of the project is approximately $3.6 million.

•	The contractor is responsible for the entire project which includes earthwork, construction of a road and temple.

•	The Company will pay 80% of the monthly invoice, if the contractor does not complete its scheduled work, then the Company will only pay 70% of the monthly invoice.

•	When the project is completed, the Company will pay the balance.

•
As of December 31, 2010, the Company had paid approximately 43% of the total contract.  While the Company was only required to pay 80% of the project costs, the Company has paid the invoices in full to accelerate the project completion. This incentive has kept the Company as the contractor’s preferred customer.

Upon final completion of the project, all costs associated with developing walls, roads, and other infrastructure will be moved into inventory.

For nine months ended December 31, 2010, the net cash used in financing activities was $2,559,179 compared to no cash used in or provided by financing activities for nine months ended December 31, 2009.  For the nine months ended December 31, 2010, the Company paid off all of its loans.

We plan to take advantage of the agreement with the municipal government to secure the land use rights around the Longqiao Lake to develop our property designated as cemetery real estate.  Our primary focus will be to finish the development of Guiyuan II. We plan to use all the funds of approximately $4.6 million from our February 2010 financing to develop Guiyuan II. By the end of fiscal year 2011, we plan to complete the first phase of land acquisition and the construction of the cemetery and supporting facilities within the acquired land. We plan to develop 5,000 external tombs and 2,000 internal tombs. After Guiyuan II is completed, our next focus will be the development of the Longqiao Lake Project. We plan to develop land around the Longqiao Lake as a memorial park, with mausoleums and temples, to complement and enhance Guiyuan II. We also plan to expand our seedling base in the Longqiao Lake area as part of such project. Management believes that the funds for such short-term developments can be obtained through the sale of securities or issuance of debt instruments in addition to our retained earnings. We expect to have enough funds for our short term development projects.

In 2011, we originally had plans to develop tourism, leisure, entertainment, dining accommodation, transportation and other comprehensive services and facilities in a project known as the Liang Jiang Yu Project. We entered into the contract for tourism development with Chongqing Bo Gao Tourism Company (“Bo Gao”) pursuant to the Tourism Development Contract dated February 27, 2009 and a Supplemental Contract dated April 13, 2009 (collectively, “Tourism Development Contract”).  The scope of the project contemplated the construction of 10 to 20 entertainment boats, a welcome center, a large sailboat and nine docks. The total price of this project was $64,000,000. We made a total prepayment of $8,682,600 and would pay the remaining balance of the project at the completion of the project. Pursuant to the terms of the Tourism Development Contract, Bo Gao was responsible to obtain a loan in the amount of 20 million RMB from the local government.  Neither Bo Gao nor Foguang obtained such loan from the local government. In September 2009, we took over as the sole developer of this project. As of September 30, 2010, such project had been temporarily suspended by us due to funds being used to focus on our cemetery operations. As of December 31, 2010, we made a decision to terminate and divest this project entirely in order to focus on our cemetery operations. We decided that it would not be in our best interest to continue with the construction of boats, hotels and other entertainment projects under the Liang Jiang Yu Project.  We wanted to make the best use of our time and assets to focus on developing Guiyuan II and the Longqiao Lake Project.   We are currently taking bids for the project and initial findings show that we should be able to recover the full costs incurred to date. We will have no liability in this project going forward and believe that the divesture of the project will occur during fiscal year 2012.

Our long term development includes acquisition and merger with cemeteries locally or in other cities. We plan to acquire Shenzhen Huaqiao Public Cemetery in 2013, although as of the date of this Form 10-Q, we have not entered into any letter of intent or definitive agreement in connection with such acquisition, nor have we identified any other land or target for potential acquisition.. The funds needed for this acquisition is approximately $100 million. In addition to using the estimated proceeds from the exercise of warrants, we plan to finance this acquisition with a combination of cash from operations, loans and private placement of equity and debt, to be determined at the time of the acquisition.

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

We had in our inventory at December 31, 2010 3,448 cemetery plots, as compared to 4,540 at March 31, 2010 respectively.  At June 30, 2010 we had 6,856 plots, the high point of our plot sites owned and controlled.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

There were no material changes in our contractual obligations in the three months ended December 31, 2010 from those disclosed in our Annual Report on Form 10-K (“Form 10-K”) for the year ended March 31, 2010. Please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Form 10-K filed with the SEC on July 15, 2010 for a description of contractual obligations as of March 31, 2010.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2010, we had approximately $8,714,926 in cash and cash equivalents. A hypothetical 5% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from all of our revenue and cost of goods sold being conducted in RMB and converting it to USD. We translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded foreign currency gain of $1,485,815 for the nine months ended December 31, 2010 compared to foreign currency gain of $50,682 for the same period in 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we will consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollar but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollar and RMB. To the extent we hold assets denominated in USD, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the USD equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010, the end of the fiscal period covered by this Form 10-Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of March 31, 2010 (described in our 2010 Form 10-K) which has not been remediated as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Form 10-Q.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2010, which could materially affect the Company’s business, financial position and results of operations.  Additionally, the information to be reported under this item has not changed since it was disclosed in the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (“Amendment No. 2”), filed with the Securities and Exchange Commission (“SEC”) on December 14, 2010.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4.  Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included in this Form 10-Q or incorporated by reference into this Form 10-Q:

Exhibit	Description
2.1	Share Exchange Agreement by and among Artistry and Your Out Doors LLC. (“YOD”) and the members of YOD dated March 12, 2009 (2)

2.2	Share Exchange Agreement by and among Artistry Publications, Inc. , Gold Industry Limited and the shareholders of Gold Industry dated February 12, 2010 (4)

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Amended and Restated By-Laws (10)

4.1	Form of Warrant Issued to Purchasers in the February 2010 Financing (6)

10.1	Consulting Service Agreement (4)

10.2	Operating Agreement (4)

10.3	Equity Pledge Agreement (4)

10.4	Option Agreement (4)

10.5	Voting Rights Proxy Agreement (4)

10.6	Rural Land Lease Agreement (4)

10.7	Jiangbei Office Lease Agreement (4)

10.8	Nan’an Office Lease Agreement (4)

10.9	Bowling House Lease Agreement (4)

10.10	Form of Securities Purchase Agreement dated February 23, 2010 (6)

10.11	Form of Registration Rights Agreement, dated February 23, 2010 (6)

10.12	Form of Board Offer and Acceptance Letter (8)

10.13	Bluestone Pavement Slab and Tombstone Memorial Contract dated January 28, 2010. (10)

10.14	Construction Agreement dated November 4, 2009 (10)

10.15	Construction Agreement dated May 20, 2010 (11)

10.16	Tourism Development Agreement dated February 28, 2009 (11)

10.17	Building Construction Contract dated November 1, 2010 *

14.1	Code of Ethics (3)

31.1	Certification of Chief Executive Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Presentation materials (5)

99.2	Press Release dated March 4, 2010 (7)

99.3	Schedule to Form of Warrant (10)

99.4	Schedule to Form of Securities Purchase Agreement (10)

99.5	Schedule to Form of Registration Rights Agreement(10)

99.6	Schedule Form of Board Offer and Acceptance Letter (10)

*	Filed herewith.
(1)	Filed as an Exhibit to Form SB-2 filed with the SEC on October 26, 2007.
(2)	Filed as an Exhibit to Form 8-K filed with the SEC on March 20, 2009.
(3)	Filed as an Exhibit to Form 10-K filed with the SEC on December 1, 2008.
(4)	Filed as an Exhibit to Form 8-K filed with the SEC on February 18, 2010.
(5)	Filed as an Exhibit to Form 8-K filed with the SEC on February 23, 2010.
(6)	Filed as an Exhibit to Form 8-K filed with the SEC on February 24, 2010.
(7)	Filed as an Exhibit to Form 8-K filed with the SEC on March 4, 2010.
(8) (9)	Filed as an Exhibit to Form 8-K filed with the SEC on April 6, 2010. Filed as an Exhibit to Form S-1 filed with the SEC on April 9, 2010.
(10) (11)	Filed as an Exhibit to Form 10-K filed with the SEC on July 15, 2010. Filed as an Exhibit to Form S-1/A filed with the SEC on December 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA REDSTONE GROUP, INC.

Dated: February 14, 2011	/s/ Yiyou Ran
Yiyou Ran
Chairman of the Board and Chief Executive Officer

Dated: February 14, 2011	/s/ Michael Wang
Michael Wang
Chief Financial Officer